Form 10-Q
period 1995-04-29
BOWLES FLUIDICS CORP
filed 1995-06-13
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C.  20549



                                           FORM 10-Q

                          QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                            OF THE SECURITIES EXCHANGE ACT OF 1934



               For Quarter Ended  April 29, 1995  Commission File Number 2-37706


                                     Bowles Fluidics Corporation
                      (exact name of registrant as specified in its charter)


                         Maryland                             52-0741762
                (State or other jurisdiction of            (I.R.S. Employer
                incorporation or organization)             Identification No.)


                 6625 Dobbin Road, Columbia, Maryland              21045
               (Address of principal executive offices)          (Zip Code)



            Registrant's telephone number, including area code (410)381-0400



               Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed.


                                 Yes    X            No

               Indicate the number of shares outstanding of each issuer's classes of common stock, as of April 29, 1995.

                  Class                      Outstanding at April 29, 1995
               Common Stock, $.10                  12,590,011 shares

      BOWLES FLUIDICS CORPORATION

      INDEX




                                                                       Page
          PART I.  Financial Information                              Number

              Item 1.  Financial Statements

                  Consolidated Statements of Income
                    For the three and six months ended
                    April 29, 1995 and April 30, 1994 ................... 3

                   Consolidated Balance Sheets
                    April 29, 1995 and October 29, 1994 ................. 4

                  Consolidated Statements of Cash Flows
                    For the six months ended April 29, 1995
                      and April 30, 1994................................. 6

                  Notes to the Financial Statements ..................... 7


              Item 2.  Management's Discussion and Analysis
                      of Results of Operations and
                      Financial Condition ............................... 8


          PART II.  Other Information

              Item 6.  Exhibits and Reports on Form 8-K .................11
                            Exhibit 11...................................12
                            Exhibit 20...................................14
                            Form 8-K.....................................17

                                 (2)

          BOWLES FLUIDICS CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




                               For the three months ended  For the six months ended
                                 April 29,     April 30,   April 29,      April 30,
                                   1995          1994        1995           1994

          Net sales             $4,419,120   $3,921,939  $8,612,438     $7,445,975

          Cost of sales          2,723,350    2,270,880   5,449,382      4,391,450

          Gross profit           1,695,770    1,651,059   3,163,056      3,054,525

           Selling, general and
              administrative
              expenses             689,576      634,209   1,278,320      1,252,193
           Research and
              development costs    151,675      203,463     305,212        424,341

          Operating income         854,519      813,387   1,579,524      1,377,991

           Interest expense          7,132       18,031      25,223         51,745
           Other income            (28,881)     (63,913)    (45,780)        (4,878)

          Income before taxes       876,268       9,269   1,600,081      1,331,124

           Provision for income
             taxes                  328,869     242,000     599,749        351,260

          Net income                547,399      617,269   1,000,332       979,864

           Preferred stock
             dividends accrued       18,662       18,662      37,324        37,324

          Income applicable to
           common shareholders   $  528,737  $   598,607  $  963,008    $  942,540

          Primary earnings
           per share             $      .04  $       .05  $      .08    $      .07

          Fully diluted earnings
           per share             $      .03  $       .04  $      .06    $      .06

          The accompanying notes are an integral part of these financial statements.

                               (3)

          BOWLES FLUIDICS CORPORATION
          CONSOLIDATED BALANCE SHEETS
                                                  April 29,      October 29,
                                                    1995             1994
                                                 (Unaudited)      (Audited)

          Assets

          Current assets
             Cash and cash equivalents            $1,184,885     $1,557,230
             Investments                             578,532        484,807
             Accounts receivable                   2,079,124      1,916,885
             Inventories                           1,584,625      1,696,500
             Prepaid expenses                         76,135         22,514
             Deferred income taxes                   137,000        137,000
                 Total current assets              5,640,301      5,814,936

          Property and equipment
             Production machinery and
                 equipment                         3,760,645      3,609,068
             Office equipment and furniture        1,221,274      1,148,911
             Laboratory and machine shop
                 equipment                         1,100,798      1,137,859
             Leasehold improvements                  536,793        530,475

                 Total property and equipment      6,619,510      6,426,313

             Less accumulated depreciation
                 and amortization                 (4,198,556)    (3,926,055)

                 Net property and equipment        2,420,954      2,500.258

          Other assets
             Patents, net of accumulated
                 amortization of $372,179
                 and $349,232, respectively          112,823        135,770

             Deposits                                 26,838         27,263

                 Total other assets                  139,661        163,033

          Total assets                            $8,200,916     $8,478,227


           The accompanying notes are an integral part of these financial statements.
                                (4)

          BOWLES FLUIDICS CORPORATION
          CONSOLIDATED BALANCE SHEETS (continued)
                                                   April 29,  October 29,
                                                     1995        1994
                                                  (Unaudited)  (Audited)

          Liabilities and Stockholders Equity

          Current liabilities
            Accounts payable - trade              $  789,887   $1,066,077
            Accrued payroll and related expenses     644,494      720,159
            Income taxes payable                     157,988      543,156
            Current portion of long-term debt         65,920      283,939
            Accrued preferred stock dividends         37,324       74,646

              Total current liabilities            1,695,613    2,687,977

          Long-term debt                             238,224      512,831
          Other liabilities                          246,407      219,755
          Deferred income taxes                      150,000      150,000

          Total liabilities                        2,330,244    3,570,563


          Commitments and contingencies

          Stockholders' equity

            8% convertible preferred stock -
              authorized 3,000,000 shares,
              par value $1.00 per share;
              issued and outstanding
              933,080 shares.                        933,080      933,080

            Common stock - authorized
              17,000,000 shares - par value
              $.10 per share; issued and out-
              standing 12,590,011 shares.          1,259,001    1,259,001


              Additional paid-in capital           2,715,583    2,715,583
              Retained earnings (Note 3)             963,008            -


          Total stockholders' equity               5,870,672    4,907,664

          Total liabilities and stockholders'
            equity                                $8,200,916   $8,478,227


           The accompanying notes are an integral part of these financial statements.

                              (5)

          BOWLES FLUIDICS CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)


                                                            For the six months ended
                                                             April 29,      April 30,
                                                               1995            1994
          Operating activities:
          Net income                                        $1,000,332      $ 979,864
          Adjustments to reconcile net income
            provided by operating activities:
              Depreciation and amortization                    327,708        305,327
              Gain on sales of assets                           (8,877)       (3,990)
              Accretion of interest on investments              (7,977)            -

                                                             1,311,186     1,281,201
          Change in operating accounts:
            Accounts receivable                               (162,238)    (369,903)
            Inventories                                        111,875     (206,497)
            Prepaid expenses                                   (53,197)     (84,173)
            Accounts payable                                  (276,190)    (307,250)
            Accrued expenses                                  (467,167)     199,022
            Other liabilities                                   26,652      (23,340)
              Change in operating accounts                    (820,265)    (792,141)

          Cash provided by operating activities                490,921      489,060

          Investing activities:
            Capital expenditures                              (241,310)    (551,142)
            Proceeds from sale of equipment                     31,025       10,315
            Purchase of investments                           (475,814)           -
            Proceeds from sale of investments                  390,105            -

              Net Cash used in
               investing activities                           (295,994)    (540,827)


          Financing activities:
            Principal payment of debt                         (492,626)   (636,892)
            Proceeds from issuance of debt                           -     428,000
            Preferred stock dividend                           (74,646)    (74,648)
            Proceeds from issuance of common stock                   -       8,700
              Net cash used by financing activities           (567,272)   (274,840)

          Decrease in cash and cash equivalents               (372,345)   (326,607)

          Cash and cash equivalents - beginning of period    1,557,230     652,241

          Cash and cash equivalents - end of period         $1,184,885  $  325,634

          The accompanying notes are an integral part of these financial statements.

                             (6)

          BOWLES FLUIDICS CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          NOTE 1 - General

               In the opinion of the Company, the accompanying financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 29, 1995, and October 29, 1994, and the results of operations and cash flows for the three and six months ended April 29, 1995 and April 30, 1994.

               While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

               The Company recently formed a wholly owned subsidiary, Fluid Effects Corporation, in the state of Delaware to which the Company has transferred its U.S. and Canadian patents and patent applications together with operating capital.

          NOTE 2 - Inventories

          Inventories are comprised of:

                                         April 29,   April 30,    October 29,
                                           1995        1994          1994


            Raw Material                $  643,924  $  373,235   $  506,573
            Work and Tooling in Process    372,543     722,799      515,590
            Finished Goods                 568,159     441,554      674,337

                    Total               $1,584,625  $1,537,588   $1,696,500



          NOTE 3 - Quasi-reorganization

               Effective October 29, 1994, the Board of Directors approved a quasi-reorganization which had the impact of eliminating the retained earnings deficit as an adjustment to the additional paid-in capital.

                           (7)

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 29, 1994.


          RESULTS OF OPERATIONS

          Second Quarter FY 1995 Compared with Second Quarter FY 1994

          The Company achieved record results for a quarter in sales and operating income, but, as the result of a higher effective income tax rate, net income was not a record and was lower than last year.

          Net sales in the second quarter of FY 1995 rose to $4,419,120, 13% above last fiscal year's second quarter sales of $3,921,939. Net income was $547,399, 11% lower than last fiscal year's second quarter of $617,269.

          Shipments of light vehicle window washer and defroster nozzles of $4,075,225 increased 10% in the second quarter above last fiscal year's second quarter sales of $3,706,871 due to the addition of newly designed automotive products. Sales of prototype and production tooling of $343,895 reflected the culmination of a number of new automotive washer and defroster nozzle programs and increased 60% from last fiscal year's second quarter.

          Gross profit in the second quarter was $1,695,770, 2.7% above last year's second quarter of $1,651,059 as a result of the effect of the greater automotive product sales, but unfavorably affected by higher engineering expenses related to customizing new auto product models and increasing engineering support ser-vice for customers.

          Selling, general and administrative expenses increased due to larger sales commissions and employee costs.

          Research and development costs declined 25% due to less effort applied to new product development during this period. However, the Company anticipates research and development costs to increase in the future.

          Operating income gained 5.5% or $45,000 to $854,519 in this fiscal year's second quarter versus $813,387 in last fiscal year's comparable period.

          Other income was $35,032 lower than the same period last fiscal year due to a reduction in miscellaneous income.

          Provision for income taxes, both federal and state, has been determined based upon an estimate of the total fiscal year's pretax income. Last year's provision for the second quarter was lower because of the anticipated use of the research and development and investment tax credit carryforwards which were fully utilized during fiscal year 1994.

          Net income of $547,399 decreased 11% from last fiscal year's comparable period

                              (8)
          due to the increase in the effective income tax rate as discussed above.

          Six Months Ended April 29, 1995, Compared with Six Months Ended April 30, 1994

          For the first six months of the 1995 fiscal year ended April 29, 1995, the Company achieved both higher sales and net income versus the similar period in the 1994 fiscal year. Shipments of automotive products continued strong, albeit at a lower rate in the second quarter than the first quarter.

          Net sales rose 16% to $8,612,438 for the first six months of the 1995 fiscal year compared with $7,445,975 in the comparable period in 1994. Net income of $1,000,332 was 2% above the prior fiscal year's six months results.

          Shipments of light vehicle window washer and defroster nozzles of $7,903,618 increased 18% in the first six months compared with the same period in the prior fiscal year due to the addition of newly designed automotive products and to the increase in the North American automotive industry production. Sales of prototype and production tooling of $708,820 in 1995 declined 3% versus sales of $732,542 for the first six months of the 1994 fiscal year. The prior year included $250,000 of revenue from a specific applications engineering customer contract. Excluding this contract, tooling sales increased 47%, reflecting the culmination of a number of new automotive washer and defroster nozzle programs.

          Gross profit in the first six months of the 1995 fiscal year gained 3.5% to $3,163,056 from $3,054,525 in the similar 1994 period. This gain occurred as a result of the larger nozzle shipments offset partially by the lack of last year's $250,000 of special contract revenue, costs of which were incurred in prior years, and higher engineering expenses related to customizing new auto product models and increasing engineering support service for customers.

          Research and development costs declined 28% from the prior year's spending due to less effort applied to new product development. However, the Company anticipates research and development costs to increase in the future.

          Operating income increased 15% or $201,533 to $1,579,524 in this year's first six months versus $1,377,991 in last year's comparable period.

          Interest expense was lower by $26,522 as a result of lower debt levels and interest rates during this year's first six-month period. Other income was higher due to the investment of available cash.

          Provision for income taxes, both federal and state, has been determined based upon an estimate of the total fiscal year's pretax income. Last year's provision for the first six months was lower because of the anticipated use of the research and development and investment tax credit carryforwards which were fully utilized during fiscal year 1994.

          Net income of $1,000,332 increased 2% over the last fiscal year's first six months due to higher income before taxes but was negatively affected by the greater effective income tax rate this year.

                                      (9)

          FINANCIAL CONDITION

          The Company's working capital at April 29, 1995, increased $817,729 from the previous year-end at October 29, 1994. The current ratio advanced from 2.16 to 3.33 during this six-month period. Accounts receivable rose 8.5% in line with sales, but inventories declined 6.6% due to the reduction in tooling in progress and finished goods, partially offset by larger amounts of raw materials. Current liabilities also declined as a result of the payment of FY 1994 and first quarter FY 1995 income tax accruals, the remaining balance of certain notes payable, and year-end bonuses and other expenses.

          Cash provided by operating activities was $490,921 in the first six months of FY 1995 compared with cash provided by operating activities in last year's comparable period of $489,060. This year's lower investment in inventories and receivables was offset by greater paydowns of accrued expenses, in particular income taxes, than last year.

          Capital expenditures were $241,310 during the first six months of FY 1995, $309,832 lower than last year as there were delays in ordering equipment of approximately $300,000. The Company expects the full year capital expenditures to approximate the prior year's level.

          Financing activities included the payment of debt, primarily the early payment of certain notes due in January 1995 and 1996, and $74,646 of preferred stock dividends.

          North American light vehicle production (excluding Mexican output for local markets) by the three major U.S. automotive companies, which generates most of the Company's sales, decreased 0.5% in the first calendar quarter of 1995 from 1994. Production for the second calendar quarter of 1995 is forecasted by Ward's Automotive Reports to decline 4% below last year's second quarter. There are a number of uncertainties with regard to the forecast for the third calendar quarter of 1995.

          The Company's management believes that the present production capacity should be satisfactory to meet the anticipated demands referred to above as well as new product deliveries. Cash flow from operations is expected to provide the cash needed for future working capital requirements and scheduled loan payments.


                                     (10)

          BOWLES FLUIDICS CORPORATION
          PART II. OTHER INFORMATION

          FOR THE THREE AND SIX MONTHS ENDED APRIL 29, 1995

          Item 6. Exhibits and Reports on Form 8-K


                    Exhibits                  Description

               (a)  Exhibit 11               Computation of Earnings
                                             Per Common Share

                    Exhibit 20               Report furnished to Security
                                             Holders

               (b)  Reports on Form 8-K

                               (11)

          BOWLES FLUIDICS CORPORATION
          PART II. OTHER INFORMATION

          ITEM 6.  (a) EXHIBIT 11 - CALCULATION OF EARNINGS PER SHARE

          A. PRIMARY EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT
          SHARES:


                                             For the three  For the six
                                             months ended   months ended
                                               April 29,      April 29,
                                                 1995           1995

             Calculation of Net Income

               Net income per books            $     547,399  $ 1,000,332

               Less: Dividends on convertible
                      preferred stock                 18,662       37,324

               Net income as adjusted          $     528,737  $   963,008

             Calculation of Outstanding
               Shares

               Weighted average of common
                 shares outstanding               12,590,011   12,590,011

               Add: Assumed exercise of
                      stock options                  108,644       97,959

               Number of common shares
                 outstanding adjusted             12,698,655   12,687,970

               Primary earnings per common
                 share                         $         .04  $       .08


                              (12)

          BOWLES FLUIDICS CORPORATION
          PART II. OTHER INFORMATION

          Item 6.  (a)  EXHIBIT 11 - CALCULATION OF EARNINGS PER SHARE
          (continued)

          B. FULLY DILUTED EARNINGS PER SHARE:

                                             For the three  For the six
                                             months ended   months ended
                                               April 29,      April 29,
                                                 1995           1995


               Net Income per books          $     547,399  $ 1,000,332

               Weighted average of common
                 shares outstanding             12,590,011   12,590,011

               Add:  Assumed conversion
                      of preferred stock         3,732,320    3,732,320
                    Assumed exercise of
                      stock options                130,667      130,667

               Number of shares                 16,452,998   16,452,998

               Fully diluted earnings
                 per share                    $        .03  $       .06

                                 (13)

                                                            Exhibit 20

                                  BOWLES FLUIDICS CORPORATION
                      6625 Dobbin Road, Columbia, Maryland 21045-4707 USA
                      Phone: 410-381-0400               Fax: 410-381-2718




                                                        June 14, 1995



          TO THE STOCKHOLDERS:


          Our second quarter total sales and operating income have surpassed that of any previous quarter. The record sales were contributed to by bringing on line new window washer and defroster products. Net income fell short of a record due to a higher effective income tax rate this year.

          Net sales in the second quarter of FY 1995 rose 13% to $4,419,120. Operating income gained 5.5% to $854,519, but net income declined 11% to $547,399.

          Net sales for the first six months of FY 1995 reached $8,612,438, a 16% increase over the FY 1994 similar period. Net income was reported at $1,000,332, reflecting an increase of 2% over last year's first six months.

          Shipments in the first six months of FY 1995 were boosted by the introduction of new products and the strong North American automotive industry production occurring in the first quarter. Aside from last year's first quarter $250,000 of revenue from a specific application engineering customer contract, sales of prototype and production tooling reached higher levels in both the second quarter and the first six months due to the culmina-tion of a number of new automotive washer and defroster nozzle programs.

          Operating income advanced 5.5% in the second quarter and 3.5% in the first six months of the 1995 fiscal year versus similar periods in the prior fiscal year. The second quarter and first six months results were favorably affected by the greater automotive product sales and lower research and development costs but also unfavorably influenced by higher engineering expenses related to customizing new auto product models and increasing customer service. The improvement in the first six months was also negatively affected by the lack of the prior year's $250,000 of special contract revenue, costs of which were incurred in prior years.

          Interest expense was reduced for the current year's first six months as a result of lower debt levels and interest rates. Other income was higher due to the investment of available cash.

                                (14)

          TO THE STOCKHOLDERS                - 2 -            June 14, 1995


          Provision for income taxes, both federal and state, has been determined based upon an estimate of the total fiscal year's pretax income. Last year's provision for the second quarter was lower because of the anticipated use of the research and development and investment tax credit carryforwards which were fully utilized during fiscal year 1994.

          Net income of $547,399 for the second quarter decreased 11% from last fiscal year's comparable period due to the increase in the effective income tax rate as discussed above.

          Net income for the first six months was $1,000,332, 2% over the last fiscal year's similar period due to higher income before taxes but was negatively affected by the greater effective income tax rate this year.

          The Company's working capital at April 29, 1995, increased $817,729 from the previous year-end at October 29, 1994. The current ratio advanced from 2.16 to 3.33 during this six-month period.

          Capital expenditures were $241,310 in the first six months of FY 1995, $309,832 lower than last year as there were delays in ordering equipment of approximately $300,000. Financing activities included the payment of debt, primarily the early payment of certain notes due in January 1995 and 1996, and $74,646 of preferred stock dividends.

          North American light vehicle production (excluding Mexican output for local markets) by the three major U.S. automotive companies, which generates most of the Company's sales, decreased 0.5% in the first calendar quarter of 1995 from 1994. Production for the second calendar quarter of 1995 is forecasted by Ward's Automotive Reports to decline 4% below last year's second quarter. There are a number of uncertainties with regard to the forecast for the third calendar quarter of 1995. We continue to be concerned about the degree of the U.S. economy's "soft landing" and its impact on automotive industry sales.

          Condensed consolidated balance sheets and income statements are appended for your review.


          Thank you for your continued support.

                                        Sincerely,



                                        Ronald D. Stouffer
                                        President

          RDS:lto
          Enclosure
                                (15)

          BOWLES FLUIDICS CORPORATION

          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                          Three Months Ended         Six Months Ended
                                          4/29/95      4/30/94     4/29/95     4/30/94


          Net Sales                     $4,419,120   $3,921,939  $8,612,438   $7,445,975

          Cost of Sales                  2,723,350    2,270,880   5,449,382    4,391,450


          Gross Profit                   1,695,770    1,651,059   3,163,056    3,054,525

          Selling, General and
            Administrative Expenses        689,576      634,209   1,278,320    1,252,193

          Research and Development Costs   151,675      203,463     305,212      424,341

          Interest Expense and Other
            (Income) and Expenses, Net     (21,749)     (45,882)    (20,557)      46,867


          Income before Taxes           $  876,268   $  859,269  $1,600,081   $1,331,124


          Provision for Taxes              328,869      242,000     599,749      351,260


          Net Income                    $  547,399   $  617,269  $1,000,332   $  979,864

          Net Income per Share
            Primary                     $     .04    $      .05  $      .08   $      .07
            Fully Diluted               $     .03    $      .04  $      .06   $      .06


          CONSOLIDATED BALANCE SHEETS


                                                             Unaudited   Audited
                                                               as of      as of
                                                              4/29/95    10/29/94
          Assets
            Cash and Cash Equivalents                       $1,184,885  $1,557,230
            Investments                                        578,532     484,807
            Accounts Receivable                              2,079,124   1,916,885
            Inventories                                      1,584,625   1,696,500
            Prepaid Expense                                     76,135      22,514
            Deferred Income Taxes                              137,000     137,000

              Total Current Assets                           5,640,301   5,814,936

            Property, Plant and Equipment, Net               2,420,954   2,500,258
            Other Assets                                       139,661     163,033

          Total Assets                                      $8,200,916  $8,478,227

          Liabilities and Stockholders' Equity
            Accounts Payable--Trade                         $  789,887  $1,066,077
            Accrued Expenses and Dividend                      681,818     794,805
            Income Taxes Payable                               157,988     543,156
            Current Portion of Long-Term Debt                   65,920     283,939

              Total Current Liabilities                      1,695,613   2,687,977

            Long-Term Debt                                      238,224     512,831
            Other Liabilities and Deferred Income Taxes         396,407     369,755

              Total Liabilities                               2,330,244   3,570,563

            8% Conv. Pfd. Stock (933,080 shares outstanding)    933,080     933,080
            Common Stock (12,590,011 shares outstanding)      1,259,001   1,259,001
            Additional Paid-in Capital                        2,715,583   2,715,583
            Retained Earnings                                   963,008          -


              Stockholders' Equity                            5,870,672   4,907,664

          Total Liabilities and Stockholders' Equity         $8,200,916  $8,478,227


                              (16)

          BOWLES FLUIDICS CORPORATION
          PART II. OTHER INFORMATION

          Item 6.  (b)  Reports on Form 8-K

          March 20, 1995

               An Annual Meeting of Stockholders of Bowles Fluidics Corporation was held on March 16, 1995.

               1.   The following Board of Directors was elected:

                         William Ewing, Jr.
                         William Ewing, III
                         Julian Lazrus
                         Ronald D. Stouffer
                         John E. Searle, Jr.
                         David C. Dressler

            2. Also at the meeting of Stockholders, Coopers & Lybrand
                    L.L.P. was appointed as the Corporation's certified public accountants.

            3. At a Directors' meeting immediately following the meeting of
               Stockholders, the following officers were elected:

                       Chairman of the Board              William Ewing, Jr.
                       Vice Chairman of the Board         Julian Lazrus
                       President                          Ronald D. Stouffer
                       Vice President, Administration
                         and Secretary                    Eleanor M. Kupris
                       Vice President, Engineering        Richard W. Hess
                       Vice President, Finance            David A. Quinn
                       Vice President, Marketing          Eric W. Koehler
                       Vice President, Quality Assurance  Dharapuram N. Srinath


                            (17)

                                      FORM 10-Q

                             BOWLES FLUIDICS CORPORATION



               Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BOWLES FLUIDICS CORPORATION



                                             By
                                                Ronald D. Stouffer
                                                President


          Date


                                              By
                                                 David A. Quinn
                                                 Vice President, Finance


          Date
                                (18)