Form 10-Q/A
period 1995-04-29
BOWLES FLUIDICS CORP
filed 1995-06-23
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                                   Washington, D. C.  20549



                                           FORM 10-Q/A

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

          BOWLES FLUIDICS CORPORATION
          CONSOLIDATED STATEMENTS OF INCOME (Unaudited)




                               For the three months ended  For the six months ended
                                 April 29,     April 30,   April 29,      April 30,
                                   1995          1994        1995           1994

          Net sales             $4,419,120   $3,921,939  $8,612,438     $7,445,975

          Cost of sales          2,723,350    2,270,880   5,449,382      4,391,450

          Gross profit           1,695,770    1,651,059   3,163,056      3,054,525

           Selling, general and
              administrative
              expenses             689,576      634,209   1,278,320      1,252,193
           Research and
              development costs    151,675      203,463     305,212        424,341

          Operating income         854,519      813,387   1,579,524      1,377,991

           Interest expense          7,132       18,031      25,223         51,745
           Other income            (28,881)     (63,913)    (45,780)        (4,878)

          Income before taxes       876,268     859,269   1,600,081      1,331,124

           Provision for income
             taxes                  328,869     242,000     599,749        351,260

          Net income                547,399      617,269   1,000,332       979,864

           Preferred stock
             dividends accrued       18,662       18,662      37,324        37,324

          Income applicable to
           common shareholders   $  528,737  $   598,607  $  963,008    $  942,540

          Primary earnings
           per share             $      .04  $       .05  $      .08    $      .07

          Fully diluted earnings
           per share             $      .03  $       .04  $      .06    $      .06

          The accompanying notes are an integral part of these financial statements.

                               (3)

          BOWLES FLUIDICS CORPORATION
          CONSOLIDATED BALANCE SHEETS
                                                  April 29,      October 29,
                                                    1995             1994
                                                 (Unaudited)      (Audited)

          Assets

          Current assets
             Cash and cash equivalents            $1,184,885     $1,557,230
             Investments                             578,532        484,807
             Accounts receivable                   2,079,124      1,916,885
             Inventories                           1,584,625      1,696,500
             Prepaid expenses                         76,135         22,514
             Deferred income taxes                   137,000        137,000
                 Total current assets              5,640,301      5,814,936

          Property and equipment
             Production machinery and
                 equipment                         3,760,645      3,609,068
             Office equipment and furniture        1,221,274      1,148,911
             Laboratory and machine shop
                 equipment                         1,100,798      1,137,859
             Leasehold improvements                  536,793        530,475

                 Total property and equipment      6,619,510      6,426,313

             Less accumulated depreciation
                 and amortization                 (4,198,556)    (3,926,055)

                 Net property and equipment        2,420,954      2,500,258

          Other assets
             Patents, net of accumulated
                 amortization of $372,179
                 and $349,232, respectively          112,823        135,770

             Deposits                                 26,838         27,263

                 Total other assets                  139,661        163,033

          Total assets                            $8,200,916     $8,478,227


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

          Item 6.  (b)  Reports on Form 8-K/A

          June 23, 1995

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

            3. At a Directors' meeting immediately following the meeting of
               Stockholders, the following officers were elected:

                       Chairman of the Board              William Ewing, Jr.
                       Vice Chairman of the Board         Julian Lazrus
                       President                          Ronald D. Stouffer
                       Vice President, Administration
                         and Secretary                    Eleanor M. Kupris
                       Vice President, Engineering        Richard W. Hess
                       Vice President, Finance            David A. Quinn
                       Vice President, Marketing          Eric W. Koehler
                       Vice President, Quality Assurance  Dharapuram N. Srinath
                       Corporate Controller               Arlene M. Hardy


                            (17)

                                      FORM 10-Q/A

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



                                             BOWLES FLUIDICS CORPORATION



                                             By
                                                Ronald D. Stouffer
                                                President


          Date June 23, 1995


                                              By
                                                 David A. Quinn
                                                 Vice President, Finance


          Date June 23, 1995
                                (18)