Form 10-Q
period 1995-07-29
BOWLES FLUIDICS CORP
filed 1995-09-12
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                           Washington, D. C.  20549



                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934



      For Quarter Ended July 29, 1995      Commission File Number 2-37706


                            Bowles Fluidics Corporation
            (exact name of registrant as specified in its charter)


                   Maryland                             52-0741762
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)


        6625 Dobbin Road, Columbia, Maryland              21045-4707
     (Address of principal executive offices)             (Zip Code)


      Registrant's telephone number, including area code (410)381-0400


Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed.


                         Yes    X            No  __

Indicate the number of shares outstanding of each issuer's classes of common stock, as of July 29, 1995.

         Class                       Outstanding at July 29, 1995
    Common Stock, $.10                    12,590,011 shares

INDEX

BOWLES FLUIDICS CORPORATION
FOR THE THREE AND NINE MONTHS ENDED JULY 29, 1995

                                                                   Page
                                                                   Number
PART I.  Financial Information

    Item I.  Consolidated Financial Statements

       Consolidated Statements of Income
           For the three and nine months ended
           July 29, 1995 and July 30, 1994..................         3

       Consolidated Balance Sheets
           July 29, 1995 and October 29, 1994 .................      4

       Consolidated Statements of Cash Flows
           For the nine months ended
           July 29, 1995 and July 30, 1994..................         6

       Notes to the Consolidated Financial Statements .....          7


    Item 2.   Management's Discussion and Analysis
              of Results of Operations and
              Financial Condition...........................         8


PART II.  Other Information

    Item 6.  Exhibits and Reports on Form 8-K ...............       11
              Exhibit 11....................................        12
              Exhibit 20....................................        14
              Form 8-K/A....................................        17

                             (2)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                              For the three months ended            For the nine months ended
                               July 29,        July 30,              July 29,       July 30,
                                1995            1994                   1995           1994
Net sales                    $3,757,758       $3,683,521           $12,370,195    $11,129,496

Cost of sales                 2,548,980        2,384,736             7,998,362      6,776,186

Gross profit                  1,208,778        1,298,785             4,371,833      4,353,310

  Selling, general and
    administrative expenses     576,291          578,738             1,854,611      1,830,931
  Research and development
    costs                       156,859          191,397               462,071        615,738

Operating income                475,628          528,650             2,055,151      1,906,641

  Interest expense                7,012           18,801                32,235         70,547
  Other (income)                (25,063)          (4,096)              (70,842)        (8,975)

Income before taxes             493,679          513,945             2,093,758      1,845,069

  Provision for income
    taxes                       182,371          137,377               782,120        488,637

Net income                      311,308          376,568             1,311,638      1,356,432

  Preferred stock
    dividends accrued            18,662           18,662                55,986     $   55,986

Income applicable to
  common shareholders        $  292,646       $  357,906           $ 1,255,652      1,300,446

Primary earnings
  per share                  $      .02       $      .03           $       .10     $      .10

Fully diluted earnings
  per share                  $      .02       $      .02           $       .08     $      .08


The accompanying notes are an integral part of these financial statements.

                             (3)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                (Unaudited)      (Audited)
                                                 July 29,        October 29,
                                                   1995             1994
Assets

Current Assets
    Cash and cash equivalents                   $ 1,182,035      $ 1,557,230
    Investments                                     770,932          484,807
    Accounts receivable                           1,750,579        1,916,885
    Inventories                                   1,753,626        1,696,500
    Prepaid expenses                                 83,214           22,514
    Deferred income taxes                           137,000          137,000

       Total current assets                       5,677,386        5,814,936

Property and equipment
    Production machinery and
       equipment                                  4,023,070        3,609,068
    Office furniture and fixtures                 1,267,071        1,148,911
    Laboratory and machine shop
       equipment                                  1,100,798        1,137,859
    Leasehold improvements                          539,392          530,475

       Total property and equipment               6,930,331        6,426,313


    Less accumulated depreciation
       and amortization                          (4,350,380)      (3,926,055)

       Net property and equipment                 2,579,951        2,500,258

Other assets
    Patents, net of amortization
       to date of $386,065 and
       $349,232, respectively                       123,520          135,770

    Deposits                                         26,838           27,263

       Total other assets                           150,358          163,033

Total assets                                    $ 8,407,695      $ 8,478,227

The accompanying notes are an integral part of these financial statements.

                             (4)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

                                                (Unaudited)       (Audited)
                                                  July 29,        October 29,
                                                   1995               1994
Liabilities and Stockholders' Equity

Current liabilities
  Accounts payable - trade                      $   698,181      $ 1,066,077
  Accrued payroll and related expenses              697,572          720,159
  Income taxes payable                               93,159          543,156
  Current portion of long-term debt                  67,373          283,939
  Accrued preferred stock dividends                  55,986           74,646

    Total current liabilities                     1,612,271        2,687,977

Long-term debt                                      220,710          512,831
Other liabilities                                   261,399          219,755
Deferred income taxes                               150,000          150,000

Total liabilities                                 2,244,380        3,570,563

Commitments and contingencies

Stockholders' Equity

  8% convertible preferred stock -
    authorized 3,000,000 shares,
    par value $1.00 per share;
    issued and outstanding
    933,080 shares.                                 933,080          933,080

  Common stock - authorized
    17,000,000 shares - par value
    $.10 per share; issued and out-
    standing 12,590,011 shares.                   1,259,001        1,259,001

  Additional paid-in capital                      2,715,582        2,715,583
  Retained earnings (Note 3)                      1,255,652               -

Total stockholders' equity                        6,163,315        4,907,664


Total liabilities and
  stockholders' equity                          $ 8,407,695      $ 8,478,227

The accompanying notes are an integral part of these financial statements.

                             (5)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

                                                   For the nine months ended
                                                     July 29,       July 30,
                                                       1995           1994
  Operating Activities:

  Net Income                                       $ 1,311,638     $1,356,432
  Adjustments to reconcile net income
    provided by operating activities:

    Depreciation and amortization                      495,049        461,693
    Gain on disposal of assets                          (2,715)        (3,112)
    Accretion of interest on investments               (11,438)          -
                                                     1,792,534      1,815,013

    Change in operating accounts:
      Accounts receivable                              166,306        (51,335)
      Inventories                                      (57,126)      (217,575)
      Prepaid expenses                                 (60,276)       (95,071)
      Accounts payable                                (367,896)       (39,512)
      Accrued expenses                                 (22,587)        39,443
      Income taxes payable                            (449,997)       319,956
      Other liabilities                                 41,644        (23,821)
       Change in operating accounts                   (749,932)       (67,915)

    Cash provided by operating activities            1,042,602      1,747,098

    Investing activities:
      Capital expenditures                            (566,219)      (846,406)
      Patents & trademarks                             (24,583)            -
      Proceeds from sale of equipment                   31,025         10,315
      Purchases of investments                        (759,494)      (192,361)
      Proceeds from sale of investments                484,807             -
       Net cash used in investing activities          (834,464)    (1,028,452)

    Financing activities:
      Principal payment of debt                       (508,687)      (588,613)
      Proceeds from issuance of debt                        -         365,000
      Preferred stock dividend                         (74,646)       (74,648)
      Proceeds from issuance of common stock                -           8,700
       Net cash used by financing activities          (583,333)      (289,561)

  Increase(decrease) in cash and cash equivalents     (375,195)       429,085

  Cash and cash equivalents - beginning of period    1,557,230        652,241

  Cash and cash equivalents - end of period        $ 1,182,035     $1,081,326

The accompanying notes are an integral part of these financial statements.

                             (6)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

    In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 29, 1995 and October 29, 1994, and the results of operations and cash flows for the three and nine months ended July 29, 1995, and July 30, 1994.

    While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K. Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 financial statement presentation.

   The Company recently formed a wholly owned subsidiary, Fluid Effects Corporation, in the state of Delaware to which the Company has transferred its U.S. and Canadian patents and patent applications together with operating capital.

NOTE 2 - Inventories

Inventories include the following:

                              July 29,       July 30,     October 29,
                               1995           1994           1994
Raw material                $  719,888     $  518,971     $   506,573
Work and tooling in process    380,161        500,931         515,590
Finished goods                 653,577        528,764         674,337

            Total           $1,753,626     $1,548,666     $ 1,696,500

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

RESULTS OF OPERATIONS

THIRD QUARTER FY 1995 COMPARED WITH THIRD QUARTER FY 1994

The Company's net sales were only 2% above last year's third quarter at $3,757,758, but product sales were 20% higher principally due to the addition of windshield washer and defroster nozzles for new car models. Net income, however, due to greater costs of operations and income taxes, declined 17% to $311,308 from the prior year's third quarter.

Shipments of light vehicle products of $3,609,704 rose 20% in the third quarter above last year's similar period shipments of $3,013,385, half attributable to new defroster nozzles and half due to newly designed windshield washer nozzles. Sales of prototype and production tooling of $148,054 were, however, significantly less than the third quarter sales in FY 1994 of $670,136 as a result of the ebb in the timing for completion of tooling programs for new nozzles.

Gross profit in the fiscal year's third quarter was $1,208,778, reflecting a 7% decline from last year's comparable period results of $1,298,785. The gain in product sales contributed to potentially higher gross profit, but generally higher manufacturing costs related to the greater complexity of our products and additional quality demands by our customers more than offset the gain from higher sales. Moreover, higher engineering expenses were incurred in customizing new auto products, and losses were recorded related to production tooling provided for our customers.

Research and development costs declined 18% due to diversion of effort to customizing new versions of the current product line during the current period from new product development in the prior year. However, the Company anticipates R&D costs will increase in the future as more attention is placed on new product lines.

As a result of the above, operating income was $475,628 for this fiscal year's third quarter, 10% lower than the FY 1994 third quarter income of $528,650.

Interest expense was lower in this fiscal year's third quarter as a result of lower debt levels. Other income was higher due to gains in interest income from larger investments of available cash and higher interest rates.

Provision for income taxes, both federal and state, has been determined based upon an estimate of the total fiscal year's pretax income. Last year's provision for the third quarter was lower because of the anticipated use of the research and development and investment tax credit carryforwards which were fully utilized during FY 1994.

Net income of $311,308 for the third quarter of FY 1995 decreased 17% from the last fiscal year's comparable period due to both lower operating income and the higher provision for income taxes.

                             (8)

NINE MONTHS ENDED JULY 29, 1995, COMPARED WITH NINE MONTHS ENDED JULY 30, 1994

For the first nine months of the 1995 fiscal year, due to the higher volume of continuing products in the earlier part of the year and the introduction of new automotive nozzle products throughout the nine months, the Company was able to achieve higher sales. However, as a result of additional engineering and manufacturing expenses and the lack of last year's revenue from a special engineering contract, operating income did not grow at the same rate and, with a higher provision for income taxes, net income fell behind last year.

Net sales increased 11% to $12,370,195 for the first nine months of the 1995 fiscal year compared with $11,129,496 in the comparable period in 1994. Net income of $1,311,638 was 3% below the prior year's nine months results.

Automotive product sales of $11,513,322 rose 18% in the first nine months compared with the same period in the prior fiscal year, as a result of larger shipments of continuing products consistent with automotive production in North America early in the fiscal year, as well as the introduction of newly customized windshield washer and defroster nozzles. Sales of prototype and production tooling of $856,874 for the first nine months of the 1995 fiscal year declined 39% or $545,804. Excluding last year's $250,000 of revenue from a specific application engineering customer contract, tooling sales declined $295,804, reflecting the culmination of a lower number of programs for new windshield washer and defroster nozzle tooling.

Gross profit in the first nine months of the 1995 fiscal year was essentially equal to last year's comparable period's results. The gain from the higher automotive product sales was offset by several factors, including the lack of last year's $250,000 of special contract revenue, costs of which were incurred in prior years; higher engineering expenses related to customizing new auto products; and losses associated with production tooling provided for our customers.

Research and development costs declined 25% from the prior year's spending due to diversion of effort to customizing new versions of the current auto product line during the current period from new product development in the prior year. However, the Company anticipates R&D costs will rise in the future as more attention is placed on new product lines.

As a result, operating income increased 8% or $148,510 to $2,055,151 in this year's first nine months versus $1,906,641 in last year's comparable period.

Interest expense was lower as a result of lower debt levels and interest rates during this year's first nine-month period. Other income was higher due to increased interest income from the investment of available cash and higher interest rates.

Provision for income taxes, both federal and state, has been determined based upon an estimate of the total fiscal year's pretax income. Last year's provision for the first nine months was lower because of the anticipated use of the research and development and investment tax credit carryforwards which were fully utilized during fiscal year 1994.

Net income of $1,311,638 decreased 2% from last year's first nine months results due to the larger provision for income taxes this year even though income before taxes increased $248,689 or 13%.

                             (9)

FINANCIAL CONDITION

The Company's working capital at July 29, 1995, increased $938,156 from the previous year-end at October 29, 1994. The current ratio advanced from 2.16 to
3.52 during this nine-month period. Accounts receivable declined 9% due to lower sales during the past two months versus the last two months of the prior fiscal year and more timely collections. Inventories increased 3.4% due to additions to resins and purchased parts on hand partially reduced by reductions in tooling in progress. Current liabilities also declined as a result of the payment of FY 1994 and the first three installments for FY 1995 income taxes, year-end bonuses and other expenses, and the remaining balance of certain notes payable.

Cash provided by operating activities declined $704,496 to $1,042,602 for the first nine months of FY 1995 compared with cash provided by operating activities in last year's comparable period of $1,747,098. This year's cash flow year to date was affected by greater paydowns of income taxes and accounts payable than last year.

Capital expenditures were $566,219 during the first nine months of FY 1995, $280,187 lower than last year as there were delays in ordering equipment of approximately $300,000. The Company expects the full year capital expenditures to approximate the prior year's level. Additionally, the Company added net investments of $274,687 to total $770,932 at July 29, 1995, all of which is invested in U.S. Treasury Bills.

Financing activities included the payment of debt, primarily the early payment of certain notes due in January 1995 and 1996, and $74,646 of preferred stock dividends.

North American light vehicle production (excluding Mexican output for local markets) by the three major U.S. automotive companies, which generates most of the Company's sales, decreased 0.5% and 5.2% in the first and second calendar quarters of 1995 from 1994, respectively. Production for the third calendar quarter of 1995 is forecasted by Ward's Automotive Reports to decline 3% below last year's third quarter, and the fourth quarter production is also expected to decline in the 4% to 5% range.

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

                                   (10)

BOWLES FLUIDICS CORPORATION
PART II. OTHER INFORMATION

FOR THE THREE AND NINE MONTHS ENDED JULY 29, 1995

Item 6. Exhibits and Reports on Form 8-K


      (a)   Exhibits                       Description

            Exhibit - 11                  Computation of Earnings
                                          Per Common Share

            Exhibit - 20                  Report furnished to Security
                                          Holders

      (b)   Reports on Form 8-K/A

                             (11)

BOWLES FLUIDICS CORPORATION
PART II. OTHER INFORMATION

ITEM 6.  (a)  EXHIBIT 11 - CALCULATION OF EARNINGS PER SHARE


A. PRIMARY EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARES:

                                            For the three months ended   For the nine months ended
                                              July 29,       July 30,      July 29,        July 30,
                                               1995           1994           1995            1994
Calculation of Net Income:

Net income per books                     $   311,308      $   376,568    $ 1,311,638    $ 1,356,432

Less: Dividends on convertible
  preferred stock                             18,662           18,662         55,986         55,986

  Net income as adjusted                 $   292,646      $   357,906    $ 1,255,652    $ 1,300,446

Calculation of Outstanding Shares:

Weighted average of common shares
 outstanding                              12,590,011       12,590,011     12,590,011     12,548,811

Add: Effect of options exercised
       during the period                          --               --             --         30,035
     Assumed exercise of stock
       options                               124,856            *            108,836          *

Number of common shares
  outstanding adjusted                    12,714,867       12,590,011     12,698,847     12,578,846

Primary earnings per
  common share                           $       .02      $       .03    $       .10    $       .10

(*) Under the treasury stock method, the assumed exercise of stock options would be anti-dilutive; accordingly, such amounts are excluded from the computation.

                              (12)

B. FULLY DILUTED EARNINGS PER SHARE:

                                           For the three months ended     For the nine months ended
                                             July 29,       July 30,       July 29,       July 30,
                                              1995            1994           1995           1994

Net income per books                      $   311,308    $   376,568     $ 1,311,638    $ 1,356,432

Weighted average of common shares
 outstanding                               12,590,011     12,590,011      12,590,011     12,548,811

Add:  Effect of options exercised
        during the period                          --             --              --         30,035
      Assumed conversion of
        preferred stock                     3,732,320      3,732,320       3,732,320      3,732,320
      Assumed exercise of stock
         options                              128,276          *             128,276          *

Number of common shares
  outstanding adjusted                     16,450,607     16,322,331      16,450,607     16,311,166

Fully diluted earnings
  per common share and
  common stock
  equivalents                             $       .02    $       .02     $       .08    $       .08

(*)  Same as footnote (*) on prior page.

                                   (13)

                                                                  Exhibit 20

              BOWLES FLUIDICS CORPORATION
              6625 Dobbin Road, Columbia, Maryland 21045-4707 USA
              Phone: 410-381-0400               Fax: 410-381-2718


                                                                June 14, 1995


TO THE STOCKHOLDERS:


Our second quarter total sales and operating income have surpassed that of any previous quarter. The record sales were contributed to by the bringing on line of new window washer and defroster products. Net income fell short of a record due to a higher effective income tax rate this year.

Net sales in the second quarter of FY 1995 rose 13% to $4,419,120. Operating income gained 5.5% to $854,519, but net income declined 11% to $547,399.

Net sales for the first six months of FY 1995 reached $8,612,438, a 16% increase over the FY 1994 similar period. Net income was reported at $1,000,332, reflecting an increase of 2% over last year's first six months.

Shipments in the first six months of FY 1995 were boosted by the introduction of new products and the strong North American automotive industry production occurring in the first quarter. Aside from last year's first quarter $250,000 of revenue from a specific application engineering customer contract, sales of prototype and production tooling reached higher levels in both the second quarter and the first six months due to the culmination of a number of new automotive washer and defroster nozzle programs.

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

Capital expenditures were $241,310 in the first six months of FY 1995, $309,832 lower than last year as there were delays in ordering equipment of approximately this amount. Financing activities include the payment of debt, primarily the early payment of certain notes due in January 1995 and 1996, and $74,646 of preferred stock dividends.

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

Thank you for your continued support.

Sincerely,

Ronald D. Stouffer
President

RDS:lto

                         (14)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                               Three Months Ended                  Nine Months Ended
                                               7/29/95          7/30/94            7/29/95          7/30/94
Net Sales                                    $3,757,758       $3,683,521         $12,370,195      $11,129,496
Cost of Sales                                 2,548,980        2,384,736           7,998,362        6,776,186

Gross Profit                                  1,208,778        1,298,785           4,371,833        4,353,310

Selling, General, and
  Administrative Expenses                       576,291          578,738           1,854,611        1,830,931
Research and Development Costs                  156,859          191,397             462,071          615,738
Interest Expense and Other
  (Income) and Expenses, Net                    (18,051)          14,705             (38,607)          61,572

Income before Taxes                          $  493,679       $  513,945         $ 2,093,758       $1,845,069

Provision for Taxes                             182,371          137,377             782,120          488,637

Net Income                                   $  311,308       $  376,568         $ 1,311,638       $1,356,432

Net Income per Share
  Primary                                    $      .02       $      .03         $      .10       $      .10
  Fully Diluted                              $      .02       $      .02         $      .08       $      .08


CONSOLIDATED BALANCE SHEETS

                                                     Unaudited         Audited
                                                       as of            as of
                                                      7/29/95         10/29/94
Assets
  Cash and Cash Equivalents                         $1,182,035       $1,557,230
  Investments                                          770,932          484,807
  Accounts Receivable                                1,750,579        1,916,885
  Inventories                                        1,753,626        1,696,500
  Prepaid Expense                                       83,214           22,514
  Deferred Income Taxes                                137,000          137,000

    Total Current Assets                             5,677,386        5,814,936

  Property, Plant and Equipment, Net                 2,579,951        2,500,258
  Other Assets                                         150,358          163,033

Total Assets                                        $8,407,695       $8,478,227

Liabilities and Stockholders' Equity
  Accounts Payable--Trade                           $  698,181       $1,066,077
  Accrued Expenses and Dividend                        753,558          794,805
  Income Taxes Payable                                  93,159          543,156
  Current Portion of Long-Term Debt                     67,373          283,939

    Total Current Liabilities                        1,612,271        2,687,977
  Long-Term Debt                                       220,710          512,831
  Other Liabilities and Deferred Income Taxes          411,399          369,755

    Total Liabilities                                2,244,380        3,570,563

  8% Conv. Pfd. Stock (933,080 shares outstanding)     933,080          933,080
  Common Stock (12,590,011 shares outstanding)       1,259,001        1,259,001
  Additional Paid-in Capital                         2,715,582        2,715,583
  Retained Earnings                                  1,255,652            --

    Stockholders' Equity                             6,163,315        4,907,664

Total Liabilities and Stockholders' Equity          $8,407,695       $8,478,227

                                        (15)

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

Item 6.   (b)  Reports on Form 8-K/A

June 23, 1995

        An Annual Meeting of Stockholders of Bowles Fluidics Corporation was held on March 16, 1995.

        1.  The following Board of Directors were elected:

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

                                        (16)

                                 FORM 10-Q

                        BOWLES FLUIDICS CORPORATION



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             BOWLES FLUIDICS CORPORATION




Date _____________________                      By ______________________
                                                Ronald D. Stouffer
                                                President





Date _____________________                      By ______________________
                                                David A. Quinn
                                                Vice President, Finance

                                     (17)