Form 10-Q/A
period 1995-07-29
BOWLES FLUIDICS CORP
filed 1995-09-15
CIK 13585

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

                                                  September 14, 1995

TO THE STOCKHOLDERS:

The Company's net sales were only 2% above last year's third quarter at $3,757,758, but product sales were 20% higher principally due to the addition of windshield washer and defroster nozzles for new car models. Net income, however, due to greater costs of operations and income taxes, declined 17% to $311,308 from the prior year's third quarter.

For the first nine months of the 1995 fiscal year, due to the higher volume of continuing products in the earlier part of the year and the introduction of new automotive nozzle products throughout the nine months, the Company was able to achieve 11% higher sales. However, as a result of additional engineering and manufacturing expenses and the lack of last year's revenue from a special engineering contract, operating income did not grow at the same rate and, with a higher provision for income taxes, net income fell 3% behind last year.

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

In the first nine months of FY 1995, automotive product sales of $11,513,322 rose 18% compared with the same period in the prior fiscal year, as a result of larger shipments of continuing products consistent with automotive production in North America early in the fiscal year, as well as the introduction of newly customized windshield washer and defroster nozzles.
Sales of prototype and production tooling of $856,874 for the first nine months of the 1995 fiscal year declined 39% or $545,804. Excluding last year's $250,000 of revenue from a specific application engineering customer contract, tooling sales declined $295,804, reflecting the culmination of a lower number of programs for new windshield washer and defroster nozzle tooling.

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

TO THE STOCKHOLDERS                - 2 -               September 14, 1995


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

Research and development costs declined 18% in the third quarter and 25% for the first nine months due to diversion of effort to customizing new versions of the current product line during the current period from new product development in the prior year. However, the Company anticipates R&D costs will increase in the future as more attention is placed on new product lines.

As a result of the above, operating income was $475,628 for this fiscal year's third quarter, 10% lower than the FY 1994 third quarter income of $528,650.

In this year's first nine months, operating income increased 8% or $148,510 to $2,055,151 versus $1,906,641 in last year's comparable period.

Interest expense was lower in this fiscal year's third quarter and first nine months principally as a result of lower debt levels. Other income was higher due to gains in interest income from larger investments of available cash and higher interest rates.

Provision for income taxes, both federal and state, has been determined based upon an estimate of the total fiscal year's pretax income. Last year's provisions for the third quarter and the first nine months were lower because of the anticipated use of the research and development and investment tax credit carryforwards which were fully utilized during FY 1994.

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

TO THE STOCKHOLDERS                - 3 -               September 14, 1995



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

Condensed consolidated balance sheets and income statements are appended for your review.

                                        Sincerely,



                                        Ronald D. Stouffer
                                        President

RDS:lto

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                      Three Months Ended              Nine Months Ended
                               7/29/95              7/30/94        7/29/95        7/30/94
Net Sales                     $3,757,758           $3,683,521     $12,370,195      $11,129,496
Cost of Sales                  2,548,980            2,384,736       7,998,362        6,776,186

Gross Profit                   1,208,778            1,298,785       4,371,833        4,353,310

Selling, General, and
  Administrative Expenses        576,291              578,738       1,854,611        1,830,931
  Research and Development
    Costs                        156,859              191,397         462,071          615,738
Interest Expense and Other
  (Income) and Expenses, Net     (18,051)              14,705         (38,607)          61,572

Income before Taxes           $  493,679           $  513,945      $2,093,758       $1,845,069

Provision for Taxes              182,371              137,377         782,120          488,637

Net Income                    $  311,308           $  376,568      $1,311,638       $1,356,432

Net Income per Share
  Primary                     $      .02           $      .03      $      .10       $      .10
  Fully Diluted               $      .02           $      .02      $      .08       $      .08

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



                    BOWLES FLUIDICS CORPORATION




Date                                 By
                                     Ronald D. Stouffer
                                     President





Date                                 By
                                     David A. Quinn
                                     Vice President, Finance