Form 10-K
period 1995-10-28
BOWLES FLUIDICS CORP
filed 1996-01-25
CIK 13585

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549

                               FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934




For the Fiscal Year Ended              October 28, 1995


Commission File Number                     2-37706


                      Bowles Fluidics Corporation

         (exact name of registrant as specified in its charter)

           Maryland                                  52-0741762

 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                 Identification No.)

  6625 Dobbin Road, Columbia, Maryland                  21045
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number:            (410) 381-0400


Securities registered pursuant to Section 12(b) of the Act:
                               None


Securities registered pursuant to Section 12(g) of the Act:
                               None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                          Yes X      No

The aggregate market value of the registrant's voting stock held by non-affiliate persons and entities as of December 31, 1995, computed by reference to the closing price for such stock on the composite reporting system on such date, was $1,438,791 based on 2,557,850 shares.

The number of shares of the registrant's common stock outstanding as of December 31, 1995, was 12,610,011.

                                 PART I


Item 1.  BUSINESS

              Bowles Fluidics Corporation was incorporated under Maryland law in 1961 (originally as Bowles Engineering Corporation) for the purpose of advancing and exploiting the technology of fluidics. For about ten years the principal business of the Company was research and development primarily under contracts to agencies of the U.S. Government. From 1972 to 1979 its principal income was derived from the sale of consumer products it had developed based upon fluid oscillators, including massaging showers and oral irrigation devices. These consumer products have since been discontinued. Since 1979 its principal product has been windshield and rear window washer nozzles for the automotive industry. Since late in FY 1989, the Company has extended the automotive product line to include shipments of fluidic defroster nozzles. The Company also provides its automotive customers with tooling and application engi-neering services related to its products.

              The Company continues to pursue its purpose of advancing the technology of fluidics (see Research and Development below). Such efforts are directed toward the development of products for which, in the opinion of management, substantial markets exist.


        Principal Products and Markets

              The Company is the leading designer, manufacturer and supplier of windshield and rear window washer nozzles for passenger cars and light trucks in North America. Defroster nozzles for a limited number of these same light vehicles are also being manufactured and sold.

              The Company's market for its fluidic nozzles, both wind shield washer and defroster, consists of the "Big Three"
        U.S. automotive manufacturers and foreign transplants. The Company believes that it supplies about 75% of the total windshield washer nozzle requirements for light vehicles (cars and light trucks) manufactured in the United States, Canada and Mexico. The defroster nozzle is currently being supplied to six car lines in this market.

              Over 90% of the Company's production of nozzles is incorporated in vehicles produced by General Motors, Ford and Chrysler, each of whom typically represents over 10% of the Company's sales volume. The Company is, therefore, dependent upon the requirements of the U.S. industry producing cars and light trucks. Although the Company enters into agreements with its customers to meet 100% of their production requirements, notice of firm shipping requirements for the coming week generally takes place weekly from the assembly plants and at somewhat longer intervals from the first-tier suppliers.

              The Company's fiscal year, beginning in November and ending in the following October, follows closely the length and timing of the model

                                      (2)
        year for automobiles. The Company's sales follow the seasonal pattern dictated by the model year of its customers.

              Sales also include technical services, primarily tooling and prototyping services, all related to the production of fluidic nozzles for automotive customers. The requirements of the customers are for designs and tools to meet the needs of forthcoming car models or changes in existing models, as well as for prototypes of new products desired for testing. These sales are, for the most part, undertaken as a service to the customers, and the Company contracts these services and tools so as to recover projected direct costs.


        Patents and Competitive Products

              The Company has engaged, since its inception, in research and development in the fields of fluidics and fluid effect devices, encompassing both gases and liquids. Over the past
        18 years, 44 U.S. patents have been granted to the Company's employees and assigned to the Company. Three applications are presently in process for U.S. patents. Foreign patents have also been granted, in countries in which the Company has an interest, for most of the art covered by the U.S. patents. Although these patents embody new and novel technology or product, there is available competitive technology and alternative product. The extent to which the expiration of an individual patent may affect the Company's competitive position is difficult to determine.

              In the past, U.S. patents were granted for a period of 17 years from the date of issue. However, beginning in June
        1995, those granted in the past can be for a period of either 17 years from date of issue or 20 years from date of filing the application, whichever expiration date is later. Those granted on applications filed after June 1995 are for a period of 20 years from date of filing.

              The Company's fluidic windshield washer and defroster nozzles, which are covered by issued U.S. and foreign patents, are in direct competition with conventional nozzles of traditional design. The Company believes that its products have advantages both in performance and in economy of assembly to the vehicle by the car manufacturers.

              The Company is of the opinion that, in the long run, a history of service, delivery, quality and economic supply is the most important factor in binding its customers to it. Customers of the Company place a great deal of emphasis on quality. The Company has maintained Ford's preferred supplier rating (Q1 award) since 1985, has been rated an excellent status in a supplier assessment by General Motors,
        has been   a self-certified supplier for Chrysler since
        1991, and has achieved a Quality Excellence Award from Chrysler with a 98% rating in 1995. The Company's material testing laboratory has been accredited by General Motors since 1992. In addition, the Company's customers have mandated that the Company put into place a QS-9000 compliant quality system to be assessed and, if qualified, registered by an independent organization. Chrysler requires registration by July 1997 and General Motors by

                                      (3)

        December 1997. The Company's present plans call for independent assessment of the Company's system during August 1996.

              The Company does not grant North American licenses for its own patents in which it has an interest in marketing a product. The Company does pursue interests expressed by others in the Company's technology in an attempt to broaden its use. To the extent that there may be additional uses in markets not related to those of primary interest to the Company, efforts are made to license the patents for such use.


        Foreign Affiliates and Licensing

              The Company has no foreign affiliates. The Company has licensing agreements with foreign companies with respect to certain of its foreign patents. Income from such agreements was $21,770 in FY 1995, down from $26,949 in FY 1994.


        Raw Material Sources and Availability

              Raw materials, primarily plastic resin, are sourced within the United States. Although the market tightened during the first six months of this past year, it softened later in the year and adequate supply is expected to be available in the coming year. The resins purchased are restricted to those approved by our customers.


        Working Capital Requirements

              The Company's standard credit terms for receivables is net 30 days. Adequate levels of inventories are normally maintained in order to ensure compliance with the responsive delivery requirements of our customers.

              The design and acquisition of production tools, which represent the major portion of technical services sales, normally take several months to complete, during which period the Company has to advance progress funding which is included in work-in-process inventories. Billings for these tools and services are rendered only after completion and customers' acceptance of qualified products produced by the tools.


        Research and Development

              The Company's research and development costs, all
        Company-funded, were:
                          FY 1995     $636,970
                          FY 1994     $842,332
                          FY 1993     $898,887

                                      (4)

              In FY 1993, 1994, and 1995, the Company's research and development efforts were primarily directed toward the improvement of the characteristics of natural gas and propane burners utilizing fluidic devices. The applications are primarily for residential water heaters, furnaces, and barbecue grills. Continuing development of these applications will be dependent upon the Company's ability to overcome both marketing and technical problems. During these years, efforts were also directed toward various product development, product improvement, and process improvement projects related to the automotive industry.

              In addition, in FY 1994 significant efforts were made toward the application of fluidic technology to fuel metering in small engines. A prototype has been developed to test its feasibility, but additional engineering work still needs to be carried out.

              Potential sales of products still in the development stage cannot be predicted until ready for market.


        Employees

              The Company averaged approximately 194 employees during FY 1995 and employed 223 people on a full-time basis on October 28, 1995. The increase from the 180 employed on October 29, 1994, was primarily in the manufacturing departments in response to the labor intensive activities associated with the new higher value products with painted caps, hoses, pads, etc., as well as higher volume of deliveries.


        Compliance with Environmental Regulations

              The Company believes it is in compliance with all known environmental regulations and has no plans for significant expenditures to meet these requirements in the future.


Item 2.  PROPERTIES

              During 1984, the Company entered into a ten-year lease on a major portion of a new building in Columbia, Maryland, for 62,600 sq. ft. of space. In September 1993, the Company entered into an amendment to the original lease agreement at reduced rental rates per square foot and provided for the Company's occupancy of the premises until April 16, 2004.
        The Company added in September 1993 14,226 sq. ft. and in February 1994 12,000 sq. ft. to the original space leased.
        The Company is now the sole occupant of the premises. In an added agreement to the lease, the landlord agreed to make certain improvements to the premises financed by a supplement to the rent. The lease amendment further pro-vides an option to continue the lease for an additional ten years and to purchase the premises at 94% of fair market value at the first termination of the lease.

                                  (5)

              The facility, which now totals 88,826 sq. ft., provides for the Company's needs for manufacturing windshield washer and defroster nozzles at levels adequate to meet near-term projected customer needs. In addition to the capacity for supporting more manufacturing equipment, the enlarged premises allow for larger engineering facilities.

              The facilities are utilized as follows:

        Manufacturing, Materials, Quality Control    64,826 sq. ft.
        Administration and Sales                     13,000 sq. ft.
        Laboratories and Engineering                 11,000 sq. ft.

          Total Area                                 88,826 sq. ft.

              Additional capacity was added to the plastic injection molding department during FY 1995.

              In its production operations, the Company utilizes tools purchased for the account of its customers and used for their unique requirements. The Company has also designed and built for its own account specialized assembly and test equipment to meet quality assurance and economic performance requirements.


Item 3.  LEGAL PROCEEDINGS

              During FY 1994, the Company discovered in the market a windshield washer nozzle which infringed upon its windshield washer patents. As a result, the Company filed a suit for patent infringement in the United States District Court for the District of Maryland. Under the settlement agreement in June 1995, the parties involved agreed not to infringe the Company's patents and not to purchase or sell windshield washer nozzles unless obtained from a source authorized by the Company.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.


Item 5.


        5a. STOCK PRICE AND MARKETS

              The Common Stock of the Company is traded in the "over-the-counter" market, while the Preferred Stock is unregistered and is not publicly traded.

              The high and low bid and asked prices of the Common Stock over the last two fiscal years are listed below:


                                  (6)

                                      Bid               Asked
               FY                     High     Low       High     Low

              1995  1st Quarter       3/8      1/4       7/8      3/4
                    2nd Quarter       7/8      1/4       1-3/8    3/4
                    3rd Quarter       3/4      1/2       1-3/8    1
                    4th Quarter       3/4      1/2       1-3/8    1

              1994  1st Quarter       1/2      1/4       1-1/8    7/8
                    2nd Quarter       3/8      3/8       7/8      7/8
                    3rd Quarter       3/8      3/8       7/8      7/8
                    4th Quarter       3/8      1/4       7/8      3/4

              Note: The above quotes represent prices between dealers and do not include retail mark-up, mark-down or commissions. They do not represent actual transactions.


        5b. APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                               Approximate Number of
                                                  Record Holders
                Title of Class                (as of October 28, 1995)

              Common Stock
                $.10 Par Value                         442

              Preferred Stock
                8% Cumulative                           34

              Included in the number of stockholders of record are shares held in "Nominee" or "Street" name.


        5c. DIVIDENDS

              The Company has never paid cash dividends on its Common Stock. Payment of dividends on Common Stock is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements and the operating financial condition of the Company.

              For information concerning dividends on Preferred Stock, see Note 5 of Notes to Consolidated Financial Statements.


                                  (7)

Item 6.  SELECTED FINANCIAL DATA

                                                                     For the Years Ended

                                October 28,     October 29,     October 30,     October 31,     October 26,
                                   1995            1994            1993            1992            1991(1)

Net Sales                       $16,972,876     $15,111,829     $12,299,037     $9,996,970      $8,503,475

Net Income (loss)                 1,783,875       1,727,020       1,076,040      1,040,637      (1,126,109)

Primary earnings (loss)
  per share                             .13             .13             .08            .08            (.09)

Fully diluted earnings
  (loss) per share                      .11             .11             .07            .08            (.09)

Working capital                   4,296,368       3,126,959       1,791,192      1,315,788         705,657

Total assets                      9,292,446       8,478,227       6,231,132      4,880,510       4,425,445

Long-term debt                      202,811         512,831         584,612      1,028,293       1,475,423

Stockholders' equity            $ 6,629,891     $ 4,907,664     $ 3,246,590     $2,242,198      $1,046,201

(1) In December 1991, the Company settled a lawsuit against the Company. The fiscal 1991 net loss includes $1,854,138 of charges related to this litigation. However, the fiscal 1991 amounts do not include the proceeds from the issuance of $250,000 of the Company's preferred stock on December 30, 1991.


                                  (8)

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF
              OPERATIONS


        Results of Operations

                           FY 1995 vs FY 1994

              Total sales in FY 1995 improved 12% over FY 1994, reaching another new record for the Company of $16,972,876 compared with $15,111,829 in FY 1994. Income before taxes increased 22% from FY 1994 to FY 1995. Net income in FY 1995 improved 3% to $1,783,875 from $1,727,020 for FY 1994.
        Net income increased at a lower rate than income before taxes as the result of the higher effective income tax rate at 39% in FY 1995 as compared with 28% in FY 1994.

              Sales of component products rose 19% to $15,960,301 in FY 1995 from $13,365,761 in FY 1994. As a result of the addition and enhancement of windshield washer products and new defroster nozzle products, the Company's increase in shipments of component products was greater than the zero growth in total North American vehicle production experi-enced by our customers during the fiscal year 1995. The gross profit on sales of component products declined to 43% in FY 1995 from 47% in FY 1994 as engineering activities related to customizing new washer nozzle products expanded and various manufacturing expenses increased.

              Technical services sales in FY 1995 decreased 42% to $1,012,575 from FY 1994's $1,746,068. The shipments of tools for future automotive products declined in FY 1995, reflecting the culmination of fewer tooling programs for new windshield washer and defroster nozzles. In addition, the FY 1994 sales included $250,000 of revenue from a specific application engineering customer contract. The loss in this segment of the business at the gross profit level increased to $704,656 from the prior year's loss of $372,000. This deterioration occurred primarily as a result of the lack of last year's $250,000 of revenue referred to above, costs of which were incurred in prior years. Also, higher costs were incurred in FY 1995 from extra tool work necessary to achieve operational capability as well as additional time required for customer approval of the tools for use in parts production.

              Selling, general and administrative expenses remained the same as the prior year and as a percentage of sales were 15.4% in FY 1995 versus 17.2% in FY 1994. Sales and marketing expenses rose due to higher commissions as a result of the increase in component sales. However, general and administrative expenses were lower than last year as a result of decreases in U.S. and foreign patent costs.

              The Company in FY 1995 continued to invest in research and development projects, although the dollar amount was 24% less than FY 1994. Emphasis was placed on applying fluidic technology to natural gas burner nozzles as well as various other improvements to the Company's present products and manufacturing systems.


                                  (9)

              Interest expense was lower in FY 1995 as a result of lower debt levels. Other income was higher due to an increase in interest income from larger investments of available cash and higher interest rates.

              In FY 1995, the provision for income taxes was $1,148,902, resulting in an effective tax rate of 39%, approximately the statutory rate. In FY 1994, after the re-maining available research and development and investment tax credit carryovers from prior years were utilized, the Company's effective tax rate was 28%. (See Note 6 of the Notes to the Consolidated Financial Statements.)


                           FY 1994 vs FY 1993

              Total sales in FY 1994 improved 23% over FY 1993, reaching a new record for the Company of $15,111,829 compared with $12,299,037 in FY 1993. Income before taxes increased 86% from FY 1993 to FY 1994. Net income in FY 1994 improved 60% to $1,727,020 from $1,076,040 for FY 1993.
        Net income increased at a lower percentage than income before taxes from the impact of the higher effective income tax rate of 28% in FY 1994 versus 17% in FY 1993.

              Sales of component products rose 19% to $13,365,761 in FY 1994 from $11,213,431 in FY 1993. As a result of the addition of new products, in particular defroster nozzles, the Company's increase in shipments of component products was greater than the 10% increase in total North American vehicle production experienced by our customers. The gross profit on sales of component products, which had improved from 41% of sales in FY 1992 to 44% in FY 1993, improved further to 47% in FY 1994 as manufacturing capacity was again added and capacity utilization continued at a high rate with three shifts running in the plastic injection molding department most of the year to meet increasing customer requirements.

              Technical services sales in FY 1994 rose to $1,746,068 from FY 1993's $1,085,606. The FY 1994 sales included $250,000 of revenue from a specific application engineering customer contract and increased also from a substantial gain in the shipments of tools for future automotive products. The loss in this segment of the business at the gross profit level increased to $372,000 from the prior year's loss of $308,000. This deterioration occurred as a result of the higher costs incurred in FY 1994 from significant extra tool work necessary to achieve operational capability as well as additional time required for customer approval of the tools for use in parts production. The $250,000 of revenue referred to above, costs of which were incurred in prior years, had the impact of reducing the FY 1994 technical services loss.

              Selling, general and administrative expenses increased 14.3% from the prior year and as a percentage of sales were 17.2% versus 18.5% in FY 1993. Sales and marketing expenses rose due to higher commissions as a result of the increase in component sales and due to the costs of marketing efforts related to new products. General and administrative

                                      (10)
        expenses were higher than last year as a result of increases in personnel and patent costs which were not fully offset by a reduction in costs of retirement programs adopted for certain former officers.

              The Company in FY 1994 continued to invest in research and development projects, although the dollar amount was 6% less than FY 1993. Emphasis was placed on applying fluidic technology to natural gas burner nozzles and fuel metering as well as various other substantial improvements to the Company's present products and manufacturing systems.

              In FY 1994, the provision for income taxes was $679,506 after the remaining available research and development and investment tax credit carryovers from prior years were utilized, resulting in an effective tax rate of 28%. In FY 1993, after the remaining net operating loss carryforwards and similar available tax credits were utilized, the Company's effective tax rate was 17%. (See Note 6 of the Notes to the Consolidated Financial Statements.)

        Liquidity and Capital Resources

              Current assets at 1995 fiscal year end were $6,324,208 compared with $5,814,936 at the 1994 fiscal year end.
        Liquidity of these assets improved as cash and cash equivalents, short-term investments, and receivables rose to $4,117,888 from $3,958,922.

              Accounts receivable increased 44% over the prior year-end balance as a result of the timing of cash receipts from a major customer. Inventories rose 12% to meet projected requirements for sales of components. The tooling work in process decreased compared to the prior year, as there were fewer tools being built for future products.

              Current liabilities declined 25%, reflecting the payment of the prior and current years' income tax accruals and the remaining balances of certain notes payable.

              The current ratio of 3.12:1 at 1995 fiscal year end compares favorably with the 2.16:1 at 1994 fiscal year end and the 1.86:1 at 1993 fiscal year end.

              Cash provided by operating activities in the amount of $851,210 in FY 1995 resulted principally from net income of $1,783,875, plus non-cash charges for depreciation and amortization of $661,024, less investments in operating capital of $1,540,797. Accounts receivable and inventories increased in support of higher sales and production activi ties, and the prior and current years' income tax accruals were paid.

              Funds were used for capital expenditures in the amount of $962,597 principally for a new information system, other computer equipment, and additional production capacity. The Company purchased $1,143,566 of U.S. Treasury bills and sold $962,985 of such bills.

                                      (11)

              The principal payment of debt during FY 1995 was $525,102, reflect-ing primarily the remaining balances of certain notes payable. The Company's $1,000,000 short-term line of credit was not utilized during the fiscal year 1995 and had no balance outstanding at October 28, 1995. The preferred stock dividend was declared and paid in December 1994.

              The Company's credit facilities and financial position should provide an adequate base for sales and production resulting from forecasted production rates by the domestic car manufacturers, additional market penetration, and near-term requirements for potential new products resulting from R & D efforts.


        Fiscal Year 1996

              Market forecasts for the period of the Company's 1996 fiscal year generally predict a slight decrease in production by the Company's U.S. light vehicle customers. Since retail inventories held by these automotive companies are significantly above normal levels, it is expected that their production levels will suffer from inventory adjust-ment. The Company's operating plans assume that industry production levels for the 1996 fiscal year as a whole will be 4% less than the FY 1995 levels but that there will be additional production requirements for certain new nozzles expected to be added in the course of the fiscal year, re-sulting in the Company's anticipating component sales slightly above the 1995 fiscal year.

              Present knowledge of customer plans indicates that the Company's billings for technical services related to the introduction of new or revised vehicle models will decrease from the FY 1995 level, reflecting the culmination of fewer tooling programs for new windshield washer nozzles.

              The automotive parts industry has become more competitive in general due to consolidation of suppliers, customers' expectations of more service, and price pressures.

              New management and quality information systems are being implemented by the Company and are expected to be essentially in place by the end of fiscal year 1996.

              The Company's customers have mandated that the Company develop a QS-9000 compliant quality system to be assessed and, if qualified, registered by an independent organization. Chrysler requires registration by July 1997 and General Motors by December 1997. QS-9000 is a quality system that defines the minimum requirements for all sup-pliers of production and service parts as determined by Chrysler, Ford, and General Motors based on the ISO 9000 international standard. Management believes that this system will be of benefit to the Company to develop and produce competitive products for the global market. The Company's technology coupled with a QS-9000 compliant quality system should provide a solid platform for future competitiveness and growth. Present plans

                                      (12)
        call for independent assessment of the Company's quality system during August 1996.

              Additional expenses for these new systems will be incurred in fiscal year 1996.

              Research and development expenditures are planned to increase in FY 1996 as greater efforts will be made in the development of new product lines, in particular air conditioning outlets for automobiles due to renewed interest on the part of the Company's customers. R & D on this product embodied in patents belonging to the Company was carried out in prior years.

                                  (13)

Item 7 (continued) SCHEDULE A: RELATIONSHIP TO TOTAL REVENUES - OPERATIONS

                                                                             Percent Change of Dollars
                                                                                 Period to Period
                                                                              Increase or (Decrease)
                                        FY 1995      FY 1994     FY 1993      1994-1995    1993-1994
Total revenues from operations          100.0%       100.0%      100.0%         12.3%        22.9%



Direct labor, material and other
  product-related costs                  63.9         60.9        62.5          18.0         19.7
Selling, general and administra-
  tive                                   15.4         17.2        18.5           0.2         14.3
Research and development expense          3.8          5.6         7.3         (24.4)        (6.3)


Operating income                         16.9         16.3        11.7          16.6         71.4


Interest expense                         (0.2)        (0.6)       (1.5)        (56.3)       (50.7)
Other revenue and (expense) net           0.6           .2          .3         223.4        (16.0)



Net income before taxes                  17.3%        15.9%       10.5%         21.9%        60.4%
                                        =====        =====       =====


                                  (14)

                                 Item 8

                          FINANCIAL STATEMENTS

                      BOWLES FLUIDICS CORPORATION

                  FOR THE YEAR ENDED OCTOBER 28, 1995




                                  (15)

BOWLES FLUIDICS CORPORATION

INDEX
FOR THE YEAR ENDED OCTOBER 28, 1995


                                                                      Page

Report of Independent Accountants                                      16

Financial Statements:

     Consolidated Statements of Income                                 17

     Consolidated Balance Sheets                                       18

     Consolidated Statements of Changes in Stockholders' Equity        20

     Consolidated Statements of Cash Flows                             21

     Notes to Consolidated Financial Statements                        22


                                  (16)

                   REPORT OF INDEPENDENT ACCOUNTANTS

                               __________

To the Board of Directors
       and Stockholders,
       Bowles Fluidics Corporation

                  We have audited the accompanying balance sheets of Bowles Fluidics Corporation as of October 28, 1995 and October
29, 1994, and the related statements of income, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended October 28, 1995. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

                  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

                  In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bowles Fluidics Corporation as of October 28, 1995 and October 29, 1994, and the results of its operations and its cash flows for each of the three fiscal years in the period ended
October 28, 1995, in conformity with generally accepted accounting principles.


                             Coopers & Lybrand L.L.P.



Baltimore, Maryland
December 22, 1995

                                  (17)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                     For The Years Ended

                                       October 28,       October 29,        October 30,
                                          1995              1994               1993
Net Sales                              $16,972,876       $15,111,829        $12,299,037

Cost of Sales                           10,852,940         9,200,976          7,683,509

Gross profit                             6,119,936         5,910,853          4,615,528

    Selling, general and
      administrative expenses            2,609,911         2,603,491          2,278,321
    Research and development
      costs                                636,970           842,332            898,887

Operating Income                         2,873,055         2,465,030          1,438,320

    Interest expense                       (38,871)          (88,991)          (180,569)
    Other income, net                       98,593            30,487             36,289

Income before taxes                      2,932,777         2,406,526          1,294,040

    Provision for income taxes           1,148,902           679,506            218,000

Net income                               1,783,875         1,727,020          1,076,040

    Preferred stock
      dividends accrued                    (74,648)          (74,646)           (74,648)


Income applicable to
    common shareholders                $ 1,709,227       $ 1,652,374        $ 1,001,392
                                       ===========       ===========        ===========
Primary earnings per share                   $ .13             $ .13              $ .08
                                             =====             =====              =====
Fully diluted earnings per share             $ .11             $ .11              $ .07
                                             =====             =====              =====


The accompanying notes are an integral part of these financial statements.


                                  (18)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                            October 28,      October 29,
                                               1995             1994
Assets

Current Assets
    Cash and cash equivalents               $   676,981      $ 1,557,230
    Investments                                 679,513          484,807
    Accounts receivable                       2,761,394        1,916,885
    Inventories                               1,899,346        1,696,500
    Prepaid expenses                            134,474           22,514
    Deferred income taxes                       172,500          137,000

         Total current assets                 6,324,208        5,814,936

Property and equipment
    Production machinery and
         equipment                            4,047,602        3,609,068
    Office furniture and equipment            1,580,026        1,137,859
    Laboratory and machine shop equipment     1,159,087        1,148,911
    Leasehold improvements                      539,274          530,475

         Total property and equipment         7,325,989        6,426,313

    Less accumulated depreciation
         and amortization                    (4,504,185)      (3,926,055)

         Net property and equipment           2,821,804        2,500,258

Other assets
    Patents, net of amortization
         to date of $397,962
         and $349,232, respectively             119,596         135,770

    Deposits                                     26,838          27,263

         Total other assets                     146,434          163,033

Total assets                                $ 9,292,446      $ 8,478,227
                                            ===========      ===========

The accompanying notes are an integral part of these financial statements.

                                  (19)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS (continued)

                                                October 28,      October 29,
                                                   1995             1994
Liabilities and Stockholders' Equity

Current liabilities
    Accounts payable - trade                   $    995,421      $ 1,066,077
    Accrued payroll and related expenses            777,473          720,159
    Income taxes payable                            111,441          543,156
    Current portion of long-term debt                68,857          283,939
    Accrued preferred stock dividends                74,648           74,646

               Total current liabilities          2,027,840        2,687,977


Long-term debt                                      202,811          512,831
Other liabilities                                   282,904          219,755
Deferred income taxes                               149,000          150,000

Total liabilities                                 2,662,555        3,570,563


Commitments and contingencies

Stockholders' Equity
    8% convertible preferred stock -
         authorized 3,000,000 shares,
         par value $1.00 per share;
         issued and outstanding 933,080
         shares.                                    933,080          933,080

    Common stock - authorized
         17,000,000 shares - par value
         $.10 per share; issued and out-
         standing 12,610,011 shares and
         12,590,001 shares, respectively.         1,261,001        1,259,001

    Additional paid-in capital                    2,726,583        2,715,583

  Retained earnings (NOTE 5)                      1,709,227               --

Total stockholders' equity                        6,629,891        4,907,664

Total liabilities and
    stockholders' equity                       $  9,292,446      $ 8,478,227
                                               ============      ===========

The accompanying notes are an integral part of these financial statements.

                                  (20)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                   Preferred Stock           Common Stock           Additional       Retained
                                                 Shares                  Shares                     Paid-in         Earnings
                                     Total       (000's)      Amount     (000's)       Amount       Capital         (Deficit)
Balance October 31, 1992          $2,242,198       933      $ 933,080     12,529     $1,252,881    $5,266,764     $(5,210,527)

Stock Options Exercised                3,000                                  20          2,000         1,000

Preferred Stock Dividends            (74,648)                                                         (74,648)

Net Income                         1,076,040                                                                        1,076,040

Balance October 30, 1993          $3,246,590       933      $ 933,080     12,549     $1,254,881    $5,193,116     $(4,134,487)


Stock Options Exercised                8,700                                  41          4,120         4,580

Preferred Stock Dividends            (74,646)                                                         (74,646)

Net Income                         1,727,020                                                                        1,727,020

Quasi-reorganization Effective
  October 29, 1994 (NOTE 5)               --                                                       (2,407,467)      2,407,467

Balance October 29, 1994          $4,907,664       933      $ 933,080     12,590     $1,259,001    $2,715,583       $      --

Stock Options Exercised               13,000                                  20          2,000        11,000

Preferred Stock Dividends            (74,648)                                                                         (74,648)

Net Income                         1,783,875                                                                        1,783,875

Balance October 28, 1995          $6,629,891       933      $ 933,080     12,610     $ 1,261,001   $2,726,583     $ 1,709,227
                                  ==========      ====      =========     ======     ===========   ==========     ===========

The accompanying notes are an integral part of these financial statements.

                                  (21)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  For The Years Ended

                                                    October 28,        October 29,        October 30,
                                                       1995               1994               1993
Net Income                                          $ 1,783,875        $ 1,727,020         $1,076,040
Adjustments to reconcile net income
    provided by operating activities:
      Depreciation and amortization                     661,024            624,099            450,304
      (Gain)/Loss on sale of assets                      (2,267)             8,496              3,738
      Accretion of interest on investments              (14,125)                -                  -
      Deferred income taxes                             (36,500)                -              13,000
                                                      2,392,007          2,359,615          1,543,082
  Change in operating accounts:
      Accounts receivable                              (844,509)          (204,165)          (316,443)
      Inventories                                      (202,846)          (365,409)          (351,693)
      Prepaid expenses                                 (111,535)            42,927             30,104
      Accounts payable                                  (70,656)           152,015            445,257
      Accrued expenses                                   57,314            152,382            250,465
      Income taxes payable                             (431,715)           468,156             75,000
      Other liabilities                                  63,150             27,124            184,805
        Change in operating accounts                 (1,540,797)           273,030            317,495
  Cash provided by operating activities                 851,210          2,632,645          1,860,577

  Investing activities:
      Capital expenditures                             (962,597)          (938,246)          (836,740)
      Purchase of investments                        (1,143,566)          (484,807)                -
      Patents capitalized                               (32,556)                -             (12,414)
      Proceeds from sale of equipment                    31,025                 -                  -
      Proceeds from sale of investments                 962,985                 -                  -
        Net cash used in investing activities        (1,144,709)        (1,423,053)          (849,154)

  Financing activities:
      Principal payment of debt                        (525,102)          (603,657)          (713,378)
      Proceeds from issuance of debt                         -             365,000                 -
      Preferred stock dividend                          (74,648)           (74,646)           (94,640)
      Proceeds from issuance of common stock             13,000              8,700              3,000
        Net cash used by financing activities          (586,750)          (304,603)          (805,018)

    Increase(Decrease) in cash and cash equivalents    (880,249)           904,989            206,405

Cash and cash equivalents - beginning of period       1,557,230            652,241            445,836
Cash and cash equivalents - end of period           $   676,981        $ 1,557,230        $   652,241
                                                    ===========        ===========        ===========

The accompanying notes are an integral part of these financial statements.

                                  (22)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Summary of Significant Accounting Policies

    General. The Company and its wholly owned subsidiary, Fluid Effects Corporation, operate on a 52/53 week fiscal year which ends on the last Saturday of October. All years presented are 52 weeks. Assets and liabilities, and revenues and expenses, are recognized on the accrual basis of accounting.

    Cash equivalents. Cash equivalents are highly liquid investments with original maturities of 90 days or less.

    Investments. Investments, which are held for sale, consist of U.S. Treasury Bills with original maturities over 90 days, but not greater than 365 days, and are carried at cost plus accrued interest, which approximates market.

    Inventory Pricing. Inventories are carried at the lower of cost (first-in, first-out) or market.

    Property, Equipment and Depreciation. The cost of property and equipment is depreciated over the estimated useful life of the related assets. Depreciation is computed on the straight-line method for all assets based on the following estimated lives:

                                                 Years
         Production machinery and
           equipment                             3 - 10
         Office furniture and equipment          5 -  7
         Laboratory and machine shop
           equipment                             3 - 10
         Leasehold improvements                  lease term

         Depreciation expense for the fiscal years ended 1995, 1994, and 1993, were $612,294, $577,811 and $404,005, respectively.

   Patents. Costs associated with obtaining United States patents are capitalized and amortized using the straight-line method over the life of the patent beginning with the date of issue or date of filing the application. The Company initially charges all costs associated with the acquisition of U.S. and foreign patents to expense, then capitalizes those costs related to U.S. patents upon issuance of those patents.

         Management reviews all of the patent costs and writes off any patents which are considered to be of no foreseeable economic benefit to the Company. The Company recognizes income from patent licenses in accordance with the respective payment terms of each license agreement.

   Income Taxes. The Company accounts for income taxes under FASB Statement No. 109. Under this liability method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

                                      (23)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  Inventories

         Inventories are comprised of:

                                                         1995           1994
                  Raw Material                        $  703,864     $  506,573
                  Work and tooling in process            416,090        515,590
                  Finished Goods                         779,392        674,337
                             Total                    $1,899,346     $1,696,500
                                                      ==========     ==========


 3.  Line of Credit

                  In May 1995, the Company reaffirmed its $1,000,000 line of credit with Mercantile-Safe Deposit & Trust Company to
         May 10, 1996, subject to reaffirmation each year by the Bank at the Company's request. The interest rate is Mercantile's prime rate, floating, which was 8-3/4% at October 28, 1995.
         In addition, a 3/8% annual fee is assessed on the unused portion of this credit facility. Advances on the line of credit are limited to 85% of eligible accounts receivable and 40% of finished goods inventory and are collateralized by a first lien on accounts receivable and inventory, as well as a lien on all corporate assets except for the Company's patents, patent applications, processes, copy-rights, trade secrets and other forms and types of intellectual property. Furthermore, the bank has cross-collateralized and cross-defaulted all its lending agreements with the Company. No amount was outstanding on this credit line at October 28, 1995, and October 29, 1994.

                  In addition to the maintenance of certain financial ratios, the covenants of the amended master lending agreement covering both the $1,000,000 line of credit above and the term loan facility referred to in Note 4 require the Company's tangible net worth to be not less than $2,000,000 as of the close of each fiscal year.

 4.  Debt

         Balances as of October 28, 1995, and October 29, 1994, are as follows:

                               1995               1994
              (A)           $        -         $  461,535
              (B)               271,668           335,235
                            $   271,668        $  796,770
                            ===========        ==========


                                  (24)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 4.  (continued)

     Long-term debt will mature in the next four fiscal years as follows:


                      Year End
                      October
                        1996           $    68,857
                        1997                75,128
                        1998                81,970
                        1999                45,713
                                       $   271,668
                                       ===========


   A. In 1991, the Company agreed to the settlement of a pending lawsuit against the Company and agreed to pay the plaintiffs $1,250,000. The remaining balance of $461,535 plus interest at 9% per annum was to be paid in two equal installments of $262,368 in January 1995 and 1996. The Board of Directors authorized management to pay the remaining balance prior to December 31, 1994. Final payment of $503,073, including interest of $41,538, was paid on December 29, 1994.

   B. In June 1993, the Company entered into an amended agreement with Mercantile-Safe Deposit & Trust Company for a term loan facility for a period up to seven years in the maximum amount of $1,100,000. Advances under this agreement shall be made for the purchase of certain capital equipment and leasehold improvements. This loan facility is cross-collateralized and cross-defaulted with all other loans with the Mercantile-Safe Deposit & Trust Company, and is subject to the same loan covenants as shown in Note 3 for the line of credit. In
   December 1993, the Company borrowed $365,000 under this facility. During fiscal 1994, a fixed interest rate of 8-3/4% was elected for borrowings under this agreement through April 1997.

         Cash paid for interest during 1995, 1994 and 1993 was $37,586, $91,079 and $140,323, respectively.

                                      (25)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.  Stockholders' Equity

         The Company's preferred stock provides for an annual dividend of $.08 per share from the net earnings of the Company and is cumulative only for those years in which the Company has earnings, and $1.00 per share in liquidation before any distri-bution can be made to holders of common stock. If any divi-dends payable on the preferred stock with respect to any fiscal year of the Company are not paid for any reason, the rights of the holders of the preferred stock to receive payment of such dividends shall not lapse or terminate; but unpaid dividends shall accumulate and shall be paid without interest to the holders of the preferred stock when and as authorized by the Board of Directors before any dividends shall be paid on any other class of stock.

         The Company's preferred stock may at the option of the holder, at any time dividends are current, be converted into common stock of the Company at the conversion rate of four shares of common for each share of preferred. Additionally, the preferred stock is redeemable at par in whole or in part at the option of the Board of Directors at any time the dividends are current after a period of 10 years subsequent to issue.
   The common stock has one (1) vote per share and the preferred stock has four (4) votes per share.

         Reserved Shares. As of and for the three fiscal years in the period ending October 28, 1995, there were 300,000 shares of common stock reserved for issuance in connection with the Company's stock option plans. None of the authorized shares of common stock are reserved for conversion of pre-ferred stock. Under the laws of the State of Maryland, the authorization of the preferred stock in itself provides the authorization of common stock necessary for conversion.

         Stock Options. In May 1992, the Company adopted a new key employee incentive stock option plan. This new plan replaced the incentive stock option plan adopted in fiscal 1981, which expired in 1992.

   Activity in the Company's incentive stock option and other stock option plans was as follows:

                                1995            1994            1993
   Options outstanding,
    beginning of year          200,000         314,400         264,400
   Options granted                  --              --          70,000
   Options exercised           (20,000)        (41,200)        (20,000)
   Options expired                  --         (73,200)             --
   Options outstanding,
    end of year                180,000         200,000         314,400
                              ========        ========        ========

   Options activities are at exercise prices ranging from $.15 to $.65 per share.

         Quasi-reorganization. Effective October 29, 1994, the Board of Directors approved a quasi-reorganization which had the impact of elimi-nating the retained earnings deficit as an adjustment to additional paid-in capital.

                                      (26)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6.  Income Taxes

         The Company and its subsidiary file a consolidated federal income tax return and separate state income tax returns. The provision for income taxes consisted of the following:

                                 1995           1994          1993
             Federal:
               Current        $1,019,525      $540,000      $130,000
               Deferred          (30,100)           -         11,500
                                 989,425       540,000       141,500
             State:
               Current           164,377       139,506        75,000
               Deferred           (4,900)           -          1,500
                                 159,477       139,506        76,500
                              $1,148,902      $679,506      $218,000
                              ==========      ========      ========

         The components of the deferred tax asset and liability for 1995 and 1994 were as follows:

                                                     1995         1994
Deferred tax asset:
   Accrued vacation and retirement programs        $167,800     $138,000
   Non-deductible reserves                          121,700       81,500
                  Total deferred tax asset          289,500      219,500

Deferred liability:
   Tax depreciation in excess of book              (266,000)    (231,000)
                  Total deferred tax liability     (266,000)    (231,000)

   Net deferred tax asset (liability)              $ 23,500     $(11,500)
                                                   ========     ========

                                  (27)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 6. (continued)

                  Reconciliations of the provisions for income taxes at the U.S. federal statutory rate to the effective tax rates were as follows:

                                                           1995          1994        1993
         U.S. Statutory income tax                     $  997,145     $818,219    $ 439,974
         State tax, net of federal income tax
               benefit                                    151,757       92,074       50,490
         Utilization of net operating loss
               carryforwards                                   --           --     (131,480)
         Utilization of investment and research
               and development credit carryforwards            --     (226,000)     (52,000)
         Reduction of valuation allowance                      --           --      (88,984)
         Other                                                 --       (4,787)          --
                                                       $1,148,902     $ 679,506   $ 218,000
                                                       ==========     =========   =========

         Cash paid for income taxes was $1,617,117, $118,090 and $180,000 for 1995, 1994, and 1993, respectively.

 7.  Earnings per Share

         Primary earnings per share are based on the weighted average number of common shares and the effects of shares issuable under stock options based on the treasury stock method. Fully diluted earnings per share would assume that the preferred stock is converted to common stock at the beginning of the year.

         The number of shares used for computing primary earnings per share was 12,706,408, 12,672,647, and 12,544,411, in 1995,
   1994, and 1993, respectively. The number of shares used in computing fully diluted earnings per share was 16,445,005, 16,404,967, and 16,276,731, in 1995, 1994, and 1993,
   respectively.

 8.  Commitments and Contingencies

         The Company leases its facility under a non-cancelable operating lease which expires in 2004. As of October 28, 1995, minimum annual aggregate rentals are as follows:

                  Year Ended                   Amount
                     1996                    $  561,648
                     1997                       561,648
                     1998                       561,648
                     1999                       561,648
                     2000                       561,648
                  thereafter                  1,965,768

   Total minimum future rental payments      $4,774,008
                                             ==========

                                      (28)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.  (continued)

         Rent expense under all leases for 1995, 1994, and 1993 was $622,671, $598,427, and $521,018, respectively.

       Management is unaware of any pending legal proceedings which would have a material adverse effect on the financial statements of the Company.

 9. Employee Benefit Plans

         On November 1, 1990, the Company adopted a defined contribution (401k) plan covering substantially all of its employees. Contributions and costs were determined by matching 50% of employee contributions up to 4% of each covered employee's earnings. As of April 1, 1994, the Company increased its matching contribution to 50% of the employee contributions up to 6% of each covered employee's earnings. The Company's contributions to the plan were $101,286, $76,892, and $48,713 in 1995, 1994 and 1993, respectively.

         The Company has agreed to retirement programs for certain former officers providing for the payment of certain retirement benefits. The unfunded present value, at a discount rate of 7.5%, of these benefits accumulated as of October 28, 1995, amounts to approximately $316,000, of which $282,904 is included in other liabilities. Expenses related to these programs were $102,000 in 1995, $62,000 in 1994, and $218,000 in 1993.

 10.  Major Customers

         Over 90% of the Company's production of nozzles is incorporated in vehicles produced by General Motors, Ford and Chrysler, each of whom typically represents over 10% of the Company's sales volume. The Company is, therefore, substantially dependent upon the North American production requirements of these three automotive companies. In addition, the Com-pany's customers have mandated that the Company put in place a QS-9000 compliant quality system to be assessed and, if qualified, registered by an independent organization. Chrysler requires registration by July 1997 and General Motors by December 1997. The Company's present plans call for independent assessment of the Company's quality system during August 1996.

 11.  Recent Accounting Standard

         In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation". The Company has determined that it will retain its current accounting for stock options granted; therefore, the adoption of this new standard in fiscal 1996 will not impact the Company's financial position or results of operations.

                                  (29)

BOWLES FLUIDICS CORPORATION


Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None

                                  (30)

PART III

Item 10a.- 10c. DIRECTORS OF THE REGISTRANT INCLUDED IN PROXY
MATERIALS


Item 10b., d., e., & f. EXECUTIVE OFFICERS OF THE REGISTRANT:


b. Name, Age and Position   e. Business Experience During Past
                                  Five Years

   William Ewing, Jr.           Chairman since 1975.  Responsible for
   Chairman                     the formation of overall corporate
        Age 83                  policy and planning.


   Ronald D. Stouffer           President since March 9, 1994. Respon-
   President                    sible for execution of the Company's
   Chief Executive Officer      policies and for the Company's operations.
        Age 64                  operations.  Executive Vice President from
                                1982 to 1994.


   Julian Lazrus                Vice Chairman of the Board as of March 9,
   Vice Chairman                1994.  Responsible for assigned duties.
        Age 76                  President from 1973 to 1994.


   Melvyn J. L. Clough          Vice President, Operations, since November 6,
   Vice President,              1995.  Responsible for all manufacturing
   Operations                   operations including Industrial Engineering
        Age 48                  and Tooling.  Engineering Manager for A.
                                Raymond, Inc. 1992-1995. Various positions with TRW Fastener Divison to Engineering
                                Manager 1982-1992.


   Richard W. Hess              Vice President, Engineering, since
   Vice President,              October 28, 1992.  Responsible for the
   Engineering                  Company's total engineering department,
        Age 52                  including R&D, applications and manufacturing
                                engineering.  Director of Engineering with
                                Automated Packaging Systems, Inc., 1990-1992;
                                Vice President Research and Engineering,
                                DeVilbiss Company, 1982-1990.


   Eric W. Koehler              Vice President, Marketing, since March 9,
   Vice President,              1994.  Responsible for Marketing and Sales
   Marketing                    functions.  Director of Marketing 1990-1994.
        Age 33                  Joined the Company in 1989.

                                      (31)

b. Name, Age and Position   e. Business Experience During Past
                                  Five Years

   Eleanor M. Kupris           Vice President, Administration, since 1982.
   Secretary and               Corporate Secretary since March 1992.
   Vice President,             Responsible for Purchasing, Personnel and
   Administration              Management Information Systems.
        Age 54


   David A. Quinn               Vice President, Finance, since October 25,
   Vice President,              1993.  Responsible for Treasury, Accounting
   Finance                      and Financial Planning functions.  Previous-
        Age 59                  ly CFO for Bruning Paint Company, 1991-1993;
                                Group Vice President-Finance for The Black
                                & Decker Corporation, 1989-1991 and Emhart
                                Corporation, 1985-1989.


   Dharapuram N. Srinath        Vice President, Quality Assurance, since
   Vice President,              March 16, 1995.  Responsible for Quality
   Quality Assurance            Assurance and Reliability functions.
        Age 44                  Director of Quality Assurance and Product
                                Reliability 1992-1995; Director of Tech-nology 1990-1992; Chief Engineer 1987-1990.


   Arlene M. Hardy              Corporate Controller since 1990. Responsible
   Corporate Controller         for Accounting functions.  Joined the Company
        Age 48                  in 1986.


                                  (32)

d. The names, ages and positions of all of the executive officers of the Company are listed above, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the annual meeting of directors, immediately following the annual meeting of sharehold ers. There are no family relationships among any of the officers of the Company, nor any arrangements or understanding between any such officers and another person pursuant to which they were elected as officers.


Item 11   EXECUTIVE COMPENSATION INCLUDED IN PROXY MATERIALS.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            INCLUDED IN PROXY MATERIALS.

Item 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS INCLUDED IN
            PROXY MATERIALS.


                                  (33)

                                PART IV

Item 14  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K

    (a)  1  Financial Statements

              Included in Part II of this report:

                 Report of Independent Accountants

                 Consolidated Statements of Income for the three years ended October 28, 1995, October 29, 1994, and October 30, 1993

                 Consolidated Balance Sheets at October 28, 1995, and October 29, 1994

                 Consolidated Statements of Changes in Stockholders' Equity for the three years ended October 28, 1995, October 29, 1994, and October 30, 1993

                 Consolidated Statements of Cash Flows for the three years ended October 28, 1995, October 29, 1994, and October 30, 1993

                 Notes to Consolidated Financial Statements


    (a)  2  Financial Statements Schedules

            Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


    (a)  3  Exhibits

                  Exhibit 11 -

                  Schedule showing computations of earnings per share for each of three years ended October 28, 1995, October 29, 1994, and October 30, 1993.


    (b)     Reports on Form 8-K

                  None


                                  (34)

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER SHARE

A.  PRIMARY EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARES

                                          For the Fiscal Year Ended


                                October 28,     October 29,      October 30,
                                   1995            1994             1993

Calculation of Net Income:

  Net income per books          $ 1,783,875     $ 1,727,020      $ 1,076,040
  Less: Dividends on
          convertible
          preferred stock            74,648          74,646           74,648
     Net income
           as adjusted          $ 1,709,227     $ 1,652,374      $ 1,001,392
                                ===========     ===========      ===========

Calculation of
Outstanding Shares:

    Weighted average of
      common shares
      outstanding                12,593,353      12,581,647       12,544,411

  Add:  Assumed exercise of
         stock options              113,055          91,000              *

    Number of common shares
    outstanding adjusted         12,706,408      12,672,647       12,544,811
                                ===========     ===========      ===========
  Primary earnings
    per common share            $       .13     $       .13      $       .08
                                ===========     ===========      ===========


  * Under the treasury stock method, the assumed exercise of stock options would be anti-dilutive; accordingly, such amounts are excluded from the computation.

                                  (35)

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER SHARE (continued)

B. FULLY DILUTED EARNINGS PER SHARE:

                                          For the Fiscal Year Ended


                                   October 28,     October 29,     October 30,
                                      1995            1994            1993


Net income per books               $ 1,783,875     $ 1,727,020     $ 1,076,040
                                   ===========     ===========     ===========

Weighted average of
  common shares
  outstanding                       12,593,353      12,581,647      12,544,411

Add:  Assumed conversion of
       of preferred stock            3,732,320       3,732,320       3,732,320
      Assumed exercise of
       stock options                   119,332          91,000             *

  Number of common shares
    outstanding adjusted            16,445,005      16,404,967      16,276,731
                                   ===========     ===========     ===========

    Fully diluted earnings
    per common share and
    common stock equivalents       $       .11     $       .11     $       .07
                                   ===========     ===========     ===========


* Same as footnote on prior page.

                                  (36)

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BOWLES FLUIDICS CORPORATION

                                    BY:


                                Chairman of
                               the Board and
                                 Director
William Ewing, Jr.                                                 Date


                               President and
                                Director
Ronald D.Stouffer                                                  Date


                              Vice President
                                Finance
David A. Quinn                                                     Date



                              Corporate Controller
Arlene M. Hardy                                                    Date


                              Vice Chairman
                              of the Board
                              and Director
Julian Lazrus                                                      Date



                              Director
David C. Dressler                                                  Date



                              Director
William Ewing III                                                  Date



                              Director
John E. Searle, Jr.                                                Date

                                      (37)