Form 10-Q
period 1996-01-27
BOWLES FLUIDICS CORP
filed 1996-03-12
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended January 27, 1996 Commission File Number 2-37706

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

Registrant's telephone number, including area code (410) 381-0400

       Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed.

                                    Yes   X                            No

       Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 27, 1996.

           Class                         Outstanding at January 27, 1996
     Common Stock, $.10                              12,610,011 shares

INDEX

BOWLES FLUIDICS CORPORATION
FOR THE THREE MONTHS ENDED JANUARY 27, 1996

                                                                          Page
PART I.  Financial Information                                           Number

        Item 1.  Financial Statements

               Consolidated Statements of Income
                 For the three months ended January 27, 1996
                 and January 28, 1995............................        3

               Consolidated Balance Sheets
                 January 27, 1996 and October 28, 1995 ..........        4

               Consolidated Statements of Cash Flows
                 For the three months ended January 27, 1996
                 and January 28, 1995............................        5

               Notes to Consolidated Financial Statements........        6

        Item 2.       Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations .............................        7

PART II.  Other Information

        Item 6.  Exhibits and Reports on Form 8-K ...............        9
                              Exhibit 11.........................       10
                              Exhibit 20.........................       12





                                       (2)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                              For the three months ended
                                             January 27,           January 28
                                                1996                  1995
                                             -----------           -------

Net Sales                                    $ 4,550,061           $ 4,193,318

Cost of Sales                                  3,062,121             2,726,033
                                             -----------           -----------

Gross profit                                   1,487,940             1,467,285

       Selling, general and
         administrative expenses                 663,375               588,744
       Research and development costs            215,474               153,536
                                             -----------           -----------

Operating Income                                 609,091               725,005

     Interest expense                             (5,954)              (18,091)
     Other income, net                            16,448                16,898
                                             -----------           -----------

Income before taxes                              619,585               723,812

     Provision for income taxes                  226,616               270,880
                                             -----------            -----------

Net Income                                       392,969               452,932

     Preferred stock
     dividends accrued                           (18,662)              (18,662)
                                             -----------           -----------

Income applicable to
     common shareholders                     $   374,307           $   434,270
                                             ===========           ===========

Primary earnings per share                          $.03                  $.03
                                                    ====                  ====

Fully diluted earnings per share                    $.02                  $.03
                                                    ====                  ====


The accompanying notes are an integral part of these financial statements.


                                       (3)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                    (Unaudited)   (Audited)
                                                    January 27,   October 28,
                                                       1996          1995
                                                    ----------    ----------
Assets

Current
  Cash and cash equivalents                         $  771,590    $  676,981
  Investments                                          689,513       679,513
  Accounts receivable                                2,939,089     2,761,394
  Inventories                                        1,789,872     1,899,346
  Other current assets                                 366,977       306,974
                                                    ----------    ----------

       Total current assets                          6,557,041     6,324,208
                                                    ----------    ----------

Property and equipment, net                          2,835,845     2,821,804
Other assets                                           134,510       146,434
                                                    ----------    ----------

Total assets                                        $9,527,396    $9,292,446
                                                    ==========    ==========
Liabilities and Stockholders' Equity

Current
  Accounts payable - trade                          $  909,061    $  995,421
  Accrued expenses and other liabilities               617,735       852,121
  Income taxes payable                                 278,335       111,441
  Current portion of long-term debt                    260,524        68,857
                                                    ----------    ----------

    Total current liabilities                        2,065,655     2,027,840

Long-term debt                                             -         202,811
Other liabilities                                      308,542       282,904
Deferred income taxes                                  149,000       149,000
                                                    ----------    ----------

Total liabilities                                    2,523,197     2,662,555
                                                    ----------    ----------

Commitments and Contingencies

Stockholders' Equity

     8% Convertible preferred stock                    933,080       933,080
     Common stock                                    1,261,001     1,261,001

     Additional paid-in capital                      2,726,583     2,726,583

     Retained earnings                               2,083,535     1,709,227
                                                    ----------    ----------

Total stockholders' equity                           7,004,199     6,629,891
                                                    ----------    ----------

Total liabilities and stockholders'equity           $9,527,396    $9,292,446
                                                     ==========   ==========

The accompanying notes are an integral part of these financial statements.

                                       (4)

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                             For the three months ended
                                            January 27,            January 28,
                                               1996                   1995
                                            -----------            ----------
Net Income                                  $   392,969              452,933
Adjustments to reconcile net income
  provided by operating activities:
     Depreciation and amortization              167,179              164,730
       (Gain)/Loss on sale of assets              2,073               (4,052)
     Accretion of interest on investments        10,000                    -
                                            -----------              ---------

                                                552,221              613,611
                                            -----------          -----------

  Change in operating accounts:
    Accounts receivable                        (177,695)            (396,803)
    Inventories                                 109,474              181,950
    Other assets                                (60,003)             (26,700)
    Accounts payable                            (86,360)            (229,444)
    Accrued expenses                           (178,400)            (230,878)
    Income taxes payable                        166,894             (266,037)
    Other liabilities                            25,638              (10,247)
                                            -----------          -----------
         Change in operating accounts          (200,452)            (978,159)
                                            -----------          -----------
  Cash provided by(used in) operating
  activities                                    351,769             (364,548)
                                            -----------          -----------

  Investing activities:
    Capital expenditures                       (172,368)             (73,446)
    Proceeds from sale of equipment               1,000               31,025
    Proceeds from sale of investments               -                 97,619
                                            -----------          -----------
       Net cash provided by(used in)
       investing activities                    (171,368)              55,198
                                            -----------          -----------

  Financing activities:
     Principal payment of debt                  (11,144)            (476,911)
     Preferred stock dividend                   (74,648)             (74,646)
                                            -----------          -----------
        Net cash used in financing
       activities                               (85,792)            (551,557)
                                            -----------          -----------

  Increase(decrease) in cash and cash
   equivalents                                   94,609             (860,907)

Cash and cash equivalents - beginning
                              of period         676,981            1,557,230
                                            -----------          -----------
Cash and cash equivalents - end of
                              period        $   771,590          $   696,323
                                            ===========          ===========

The accompanying notes are an integral part of these financial statements.

                                       (5)

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of January 27, 1996, the results of operations and cash flows for three months ended January 27, 1996 and January 28, 1995.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Inventories

   Inventories are comprised of:
                                                January 27,       October 28,
                                                  1996               1995
              Raw Material                     $  735,915        $  703,864
              Work and tooling in process         191,425           416,090
              Finished Goods                      862,532           779,392
                                               ----------        ----------
                    Total                      $1,789,872        $1,899,346
                                               ==========        ==========

NOTE 3 - Property and Equipment, and Accumulated Depreciation Property and Equipment, and Accumulated Depreciation are comprised of:
                                                 January 27,      October 28,
                                                    1996             1995
     Production machinery and equipment          $ 4,095,437      $ 4,047,602
     Office furniture and equipment                1,652,348        1,580,026
     Laboratory and machine shop equipment         1,180,094        1,159,087
     Leasehold improvements                          546,698          539,274
                                                 -----------      -----------
              Total property and equipment         7,474,577        7,325,989
     Less accumulated depreciation                (4,638,732)      (4,504,185)
                                                 -----------      -----------
              Net property and equipment         $ 2,835,845      $ 2,821,804
                                                 ===========      ===========

NOTE 4 - Debt

     The Board of Directors have authorized management to pay all of the outstanding debt with Mercantile-Safe Deposit & Trust Company as of February 1, 1996.

NOTE 5 - Quasi reorganization

     Effective October 29, 1994, the Board of Directors approved a quasi-reorganization which had the impact of eliminating the retained earnings deficit as an adjustment to the additional paid-in capital.

                                       (6)

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 28, 1995.


RESULTS OF OPERATIONS

First Quarter FY 1996 Compared with First Quarter FY 1995

The Company achieved record sales levels for a first quarter but lower net income than last year's first quarter. The gain in sales was provided from larger volume shipments and products with higher pricing. Net income was negatively affected by increases in applications engineering, research and development, and general and administrative expenses.

Net sales in the first quarter of FY 1996 rose 8.5% to $4,550,061. Net income was $392,969, 13% less than the prior year's first quarter results.

Shipments of light vehicle windshield washer nozzles and defroster outlets of $4,171,177 increased 9% in this year's first quarter above the FY 1995 first quarter sales of $3,828,393. Sales rose principally because of higher prices of washer nozzles with multiple parts and larger volumes of new windshield washer nozzles and defroster outlets. Sales of prototype and production tooling of $378,884 for future product manufacturing increased 4% over last year's first quarter.

Gross profit in the FY 1996 first quarter was $1,487,940, 1.4% above last year's first quarter of $1,467,285. The decline in gross profit margin, despite higher sales, occurred due to lower profit realized on these products in this year's first quarter resulting from customer pressure on prices. This trend is expected to continue in the future. While not impacting gross profit, engineering resources were redirected in the FY 1996 first quarter more toward applications engineering, i.e., the customization of new auto products, with less emphasis on tooling and product qualification activities.

Selling, general and administrative expenses were higher due to increases in personnel costs and sales commissions. Research and development costs rose 41% as greater efforts were applied to the development of new products both for the auto industry and for nonautomotive applications.

Operating income decreased 16% or $115,914 to $609,091 in this year's first quarter versus $725,005 in last year's comparable period.

Provision for income taxes, both federal and state, has been determined based upon an estimate of the total fiscal year's pretax income. The effective tax rates for both years' first quarters were essentially the same.


                                       (7)

FINANCIAL CONDITION

The Company's working capital at January 27, 1996, increased $195,018 from the previous year end at October 28, 1995. The current ratio increased from 3.12 to
3.17 during the first quarter. Accounts receivable increased and inventories decreased as a result of the sale of tooling from work in process inventory. Current liabilities would have been lower with the payment of year-end accruals but were somewhat higher due to the reclassification of long-term bank debt to current since the Board of Directors approved early payment of all of the outstanding bank debt.

Cash provided by operations was $351,769 in the first quarter of FY 1996 compared with cash used by operations in last year's comparable quarter of $364,548. This year's higher cash flow from net income was used to a lower extent than last year due to the lower investment in accounts receivable and lower paydowns of accrued income taxes and accounts payable.

Capital expenditures were $172,368 during the first quarter of FY 1996, $98,922 greater than last year as more funds were spent on computer facilities and production equipment.

Cash used by financing activities was significantly lower during this year's first quarter since last year's payments included the early payment of certain notes.

North American light vehicle production (excluding Mexican output) by the three major U.S. automotive companies, which generates most of the Company's sales, decreased 6% in the fourth calendar quarter of 1995 versus the same period in 1994. Production for the first calendar quarter of 1996 is forecasted by Ward's Automotive Reports to decrease 7% below last year's first quarter, and for the second quarter is forecasted to be the same as the prior year's comparable period.

The Company's management believes that the present production capacity should be satisfactory to meet the anticipated demands referred to above as well as new product deliveries. Cash flow from operations is expected to provide the cash needed for future working capital requirements and capital expenditures.


                                       (8)

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE THREE MONTHS ENDED JANUARY 27, 1996

Item  6. Exhibits and Reports on Form 8-K

     Exhibit                  Description

(a) Exhibit 11                Computation of Earnings
                              Per Common Share
    Exhibit 20                Report furnished to Security Holders

(b) Reports on Form 8-K       none



                                       (9)

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

Item 6. (a) EXHIBIT 11 - CALCULATION OF EARNINGS PER SHARE


  A. PRIMARY EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARES

                                                  For the three months ended
                                                January 27,         January 28,
                                                   1996                1995
                                                -----------         -----------

Calculation of Net Income

         Net income per books                   $   392,969        $   452,932

         Less:  Dividends on convertible
                     preferred stock                 18,662             18,662
                                                -----------        -----------

                  Net income as adjusted        $   374,307        $   434,270
                                                ============       ===========

Calculation of Outstanding Shares

         Weighted average of common
           shares outstanding                    12,610,011         12,590,011

         Add:  Assumed exercise of stock
                    options                         104,364                 *

         Number of common shares
           outstanding adjusted                  12,714,375          12,590,011
                                               ============       ============

Primary earnings per common share               $       .03        $        .03
                                                ============       ============



 *  Under the treasury stock method, the assumed exercise of stock options would
    be   anti-dilutive;   accordingly,   such  amounts  are  excluded  from  the
    computation.



                                      (10)

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

Item 6. (a) EXHIBIT 11 - CALCULATION OF EARNINGS PER SHARE (continued)

  B.   FULLY DILUTED EARNINGS PER SHARE

                                                    For the three months ended
                                                   January 27,       January 28,
                                                       1996             1995
                                                   -----------      --------


   Net Income per books                            $   392,969      $   452,932
                                                   ===========      ============


   Weighted average of common
        shares outstanding                          12,610,011       12,590,011

   Add: Assumed conversion of
             preferred stock                         3,732,320        3,732,320
          Assumed exercise of stock
             options                                   104,364              *



          Number of shares                          16,446,695       16,322,331
                                                   ===========      ===========
   Fully diluted earnings
     per share                                     $       .02              .03
                                                   ===========      ===========



 *  Same as footnote (1) on prior page.



                                      (11)

                                                                 Exhibit 20

                           BOWLES FLUIDICS CORPORATION
               6625 Dobbin Road, Columbia, Maryland 21045-4707 USA
                      Phone: 410-381-0400 Fax: 410-381-2718





                                                              March 12, 1996







TO THE STOCKHOLDERS:



As the first quarter figures show, BFC's sales increased in spite of a decline in auto production. Net income, however, was adversely affected by increased customer pressures on pricing as well as the change in mix of products when compared to last year.

The larger commitments in R & D expenses reflect our renewed emphasis on basic research to address our longer-term needs for new fluidic devices.

Increased engineering application efforts were aimed at improving manufacturing processes and developing new products.

The most significant event during the first quarter is the receipt of a letter of intent in response to our recent proposal for air conditioning outlets for an automotive customer. A dedicated core team has been formed to achieve a production-ready stage as quickly and economically as possible. We hope that this new entry product will pave the way to other opportunities.

Although North American auto production is predicted to be less than last year, we believe we can continue to support these efforts to assure our future based on our sales remaining above the industry trend.


                                                            Sincerely,



                                                            Ronald Stouffer
                                                            President

RS:lto
Enclosure


                                      (12)

                                                                    Exhibit 20

BOWLES FLUIDICS CORPORATION
-------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                                                       Three Months Ended
                                              January 27,1996   January 28,1995
Net Sales                                         $ 4,550,061       $ 4,193,318
Cost of Sales                                       3,062,121         2,726,033
Selling, General and Administrative Expenses          663,375           588,744
Research and Development Costs                        215,474           153,536
Interest Expense and Other (Income)
  and Expense, Net                                    (10,494)            1,193
                                               ----------------     ------------

Income before Taxes                            $      619,585         $ 723,812

Provision for Taxes                                   226,616           270,880
                                              ----------------     ------------

Net Income                                     $      392,969         $ 452,932
                                              ================      ============

Net Income per Share
    Primary                                    $         0.03         $    0.03
    Fully Diluted                              $         0.02         $    0.03

-----------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
                                                  Unaudited         Audited
                                               January 27,1996  October 28,1995
Assets
     Cash and Cash Equivalents                  $   771,590       $   676,981
      Investments                                   689,513           679,513
      Accounts Receivable                         2,939,089         2,761,394
      Inventories                                 1,789,872         1,899,346
      Other Current Assets                          366,977           306,974
                                                ------------      ------------

           Total Current Assets                   6,557,041         6,324,208

      Property, Plant and Equipment, Net          2,835,845         2,821,804
      Other Assets                                  134,510           146,434
                                                ------------      ------------

            Total Assets                        $ 9,527,396       $ 9,292,446
                                                ============      ============

Liabilities and Stockholders' Equity
    Accounts Payable--Trade                     $   909,061       $   995,421
    Accrued Expenses and Other Liabilities          617,735           852,121
    Income Taxes Payable                            278,335           111,441
    Current Portion of Long-Term Debt               260,524            68,857
                                                ------------      ------------

         Total Current Liabilities                2,065,655         2,027,840

     Long-Term Debt                                       -           202,811
     Other Liabilities and Deferred
         Income Taxes                               457,542           431,904
                                                ------------      ------------

         Total Liabilities                        2,523,197         2,662,555
                                                ------------      ------------

    8% Convertible Preferred Stock                  933,080           933,080
    Common Stock                                  1,261,001         1,261,001
    Additional Paid-in Capital                    2,726,583         2,726,583
    Retained Earnings                             2,083,535         1,709,227
                                               -------------      ------------

        Stockholders' Equity                      7,004,199         6,629,891
                                               -------------      ------------
        Total Liabilities
         and Stockholders' Equity             $   9,527,396       $ 9,292,446
                                              ==============      ===========

                                      (13)

                                    FORM 10-Q

                           BOWLES FLUIDICS CORPORATION

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             BOWLES FLUIDICS CORPORATION





Date                                         By
                                                Ronald D. Stouffer
                                                President





Date                                         By
                                                David A. Quinn
                                                Vice President-Finance