Form 10-Q
period 1996-04-27
BOWLES FLUIDICS CORP
filed 1996-06-11
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended April 27, 1996 Commission File Number 2-37706

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

                Class                          Outstanding at April 27, 1996
          Common Stock, $.10                         12,610,011 shares

INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE SIX MONTHS ENDED APRIL 27, 1996


                                                                      Page
   PART I.  Financial Information                                    Number

      Item 1.  Financial Statements

              Consolidated Statements of Income
                For the three and six months ended
                April 27, 1996 and April 29, 1995  .............        3

              Consolidated Balance Sheets
                April 27, 1996 and October 28, 1995  ...........        4

              Consolidated Statements of Cash Flows
                For the six months ended
                April 27, 1996 and April 29, 1995  .............        5

              Notes to Consolidated Financial Statements........        6

      Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations  ................................        7

   PART II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K  ...............       10
                        Exhibit 11  ............................       11
                        Exhibit 20  ............................       13
                        Form 8-K  ..............................       15

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                      For the three months ended               For the six months ended
                                       April 27,         April 29,             April 27,        April 29,
                                         1996              1995                  1996             1995
                                      ----------        ----------            ----------       ----------
Net Sales                             $4,687,296        $4,419,120            $9,237,357       $8,612,438

Cost of Sales                          2,872,639         2,723,350             5,934,760        5,449,382
                                      ----------        ----------            ----------       ----------

Gross profit                           1,814,657         1,695,770             3,302,597        3,163,056

     Selling, general and
         administrative expenses       1,168,405           689,576             1,831,780        1,278,320
      Research and development costs     363,532           151,675               579,006          305,212
                                      ----------        ----------            ----------       ----------

Operating Income                         282,720           854,519               891,811        1,579,524

     Interest expense                        (63)           (7,132)               (6,018)         (25,223)
     Other income, net                    21,400            28,881                37,848           45,780
                                      ----------        ----------            ----------       ----------

Income before taxes                      304,057           876,268               923,641        1,600,081

     Provision for income taxes          106,220           328,869               332,836          599,749
                                      ----------        ----------            ----------       ----------

Net Income                               197,837           547,399               590,805        1,000,332

     Preferred stock
       dividends accrued                 (18,662)          (18,662)              (37,324)         (37,324)
                                      ----------        ----------            ----------       ----------

Income applicable to
     common shareholders              $  179,175        $  528,737            $  553,481       $  963,008
                                      ==========        ==========            ==========       ==========

Primary earnings per share            $      .01        $      .04            $      .04       $      .08
                                      ==========        ==========            ==========       ==========

Fully diluted earnings per share      $      .01        $      .03            $      .04       $      .06
                                      ==========        ==========            ==========       ==========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)         (Audited)
                                                  April 27,         October 28,
                                                    1996               1995
                                                 -----------        -----------
Assets
Current
    Cash and cash equivalents                    $1,169,217          $  676,981
    Investments available for sale                  195,784             679,513
    Accounts receivable                           2,934,193           2,761,394
    Inventories                                   1,735,374           1,899,346
    Other current assets                            387,625             306,974
                                                 ----------         -----------
        Total current assets                      6,422,193           6,324,208
                                                 ----------         -----------
Property and equipment, net                       3,020,804           2,821,804
Other assets                                        284,587             146,434
                                                 ----------         -----------
Total assets                                     $9,727,584          $9,292,446
                                                ===========         ===========
Liabilities and Stockholders' Equity
Current
    Accounts payable - trade                     $  691,526          $  995,421
    Accrued expenses and other liabilities          755,499             852,121
    Income taxes payable                            191,555             111,441
    Current portion of long-term debt                    -               68,857
                                                 ----------         -----------
        Total current liabilities                 1,638,580           2,027,840
Long-term debt                                           -              202,811
Other liabilities                                   756,630             282,904
Deferred income taxes                               149,000             149,000
                                                 ----------         -----------
Total liabilities                                 2,544,210           2,662,555
                                                 ----------         -----------

Commitments and Contingencies
Stockholders' Equity
    8% Convertible preferred stock                  933,080             933,080
    Common stock                                  1,261,001           1,261,001
    Additional paid-in capital                    2,726,583           2,726,583
    Retained earnings
        ($2,407,467 deficit eliminated
         at 10/29/94) Note 5                      2,262,710           1,709,227
                                                 ----------         -----------
Total stockholders' equity                        7,183,374           6,629,891
                                                 ----------         -----------
Total liabilities and stockholders' equity       $9,727,584         $ 9,292,446
                                                 ==========         ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                    For the six months ended
                                                    April 27,       April 29,
                                                      1996            1995
                                                   ----------      ----------
Net Income                                         $  590,805      $1,000,332
Adjustments to reconcile net income
  provided by operating activities:
    Depreciation and amortization                     353,866         327,708
    Deferred income taxes                            (162,000)            -
    (Gain)/Loss on disposal of assets                  15,217          (8,877)
     Accretion of interest on investments              (5,329)         (7,977)
                                                   ----------      ----------

                                                      792,559       1,311,186
                                                   ----------      ----------

  Change in operating accounts:
    Accounts receivable                              (172,799)       (162,238)
    Inventories                                       163,972         111,875
    Other assets                                      (80,651)        (53,197)
    Accounts payable                                 (303,895)       (276,190)
    Accrued expenses                                  (59,299)        (81,999)
    Income taxes payable                               80,114        (385,168)
    Other liabilities                                 473,726          26,652
                                                   ----------      ----------
         Change in operating accounts                 101,168        (820,265)
                                                   ----------      ----------
  Cash provided by operating activities               893,727         490,921
                                                   ----------      ----------

  Investing activities:
    Capital expenditures                             (544,233)       (241,310)
    Proceeds from sale of equipment                        -           31,025
    Purchase of investments                                -         (475,814)
    Proceeds from sale of investments                 489,058         390,105
                                                   ----------      ----------
       Net cash used in investing activities          (55,175)       (295,994)
                                                   ----------      ----------

  Financing activities:
     Principal payment of debt                       (271,668)       (492,626)
     Preferred stock dividend                         (74,648)        (74,646)
                                                   ----------      ----------
        Net cash used in financing activities        (346,316)       (567,272)
                                                   ----------      ----------

  Increase (decrease) in cash and cash
   equivalents                                        492,236        (372,345)

Cash and cash equivalents - beginning of period       676,981       1,557,230
                                                   ----------      ----------
Cash and cash equivalents - end of period          $1,169,217      $1,184,885
                                                   ==========      ==========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General
   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 27, 1996, the results of operations and cash flows for three and six months ended April 27, 1996 and April 29, 1995.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Inventories Inventories are comprised of:

                                           April 27,         October 28,
                                             1996               1995

        Raw Material                      $  603,463         $  703,864
        Work and tooling in process          132,675            416,090
        Finished Goods                       999,236            779,392
                                          ----------         ----------
              Total                       $1,735,374         $1,899,346
                                          ==========         ==========

NOTE 3 - Property and Equipment, and Accumulated Depreciation Property and Equipment, and Accumulated Depreciation are comprised of:

                                                  April 27,        October 28,
                                                    1996              1995
     Production machinery and equipment          $ 4,110,704       $ 4,047,602
     Office furniture and equipment                1,850,805         1,580,026
     Laboratory and machine shop equipment         1,268,050         1,159,087
     Leasehold improvements                          566,681           539,274
                                                 -----------       -----------
              Total property and equipment         7,796,240         7,325,989
     Less accumulated depreciation                (4,775,436)       (4,504,185)
                                                 -----------       -----------
              Net property and equipment         $ 3,020,804       $ 2,821,804
                                                 ===========       ===========

NOTE 4 - Debt
     The Board of Directors authorized management to pay all of the outstanding debt with Mercantile-Safe Deposit & Trust Company as of February 1, 1996.

NOTE 5 - Quasi reorganization
     Effective   October  29,   1994,   the  Board  of   Directors   approved  a
quasi-reorganization which had the impact of eliminating the retained earnings deficit as an adjustment to the additional paid-in capital.

NOTE 6 - Termination of sales agreement
     In the second quarter ended April 27, 1996, the Company accrued an additional selling expense of $258,000, net of income taxes, related to the planned termination of the sales agreement with one of its manufacturers' representatives. The payments are expected to commence in May 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 28, 1995.


RESULTS OF OPERATIONS

Second Quarter FY 1996 Compared with Second Quarter FY 1995

The Company achieved record sales in the second quarter FY 1996 in spite of the unfavorable effect of the two-week shutdown of the General Motors plants in March. Net income, however, was less than last year's second quarter as an additional charge related to the planned termination of the Company's sales agreement with one of its manufacturers' representatives was recorded, higher additional expenses were incurred for research and develop-ment, and product profit margins decreased.

Net sales in the second quarter of FY 1996 rose to $4,687,296, 6% above last year's second quarter sales of $4,419,120. Net income was $197,837, 64% or $349,562 lower than last year's second quarter of $547,399.

Sales of light vehicle windshield washer and defroster nozzles of $4,640,865 increased 14% over last year's second quarter sales of $4,075,225, principally due to a larger volume of shipments of newly designed products. Sales of prototype and production tooling of $46,431 for future product manufacturing decreased 86% from last year's second quarter, reflecting a much lower rate of culmination of new washer and defroster nozzle programs. This decline is expected to continue through the 1996 fiscal year.

Gross profit in this year's second quarter was $1,814,657, 7% above last year's second quarter of $1,695,770, principally because of the higher volume. However, lower margins on new products reduced overall profit margins and are expected to continue to do so in the future. While having little net impact on gross profit, engineering resources were redirected in the FY 1996 second quarter more towards applications engineering, i.e., the custom-ization of new auto products, with less emphasis on tooling and product qualification activities. One significant new product is the air conditioning outlets for an automotive customer, for which prototypes are scheduled for delivery in the fall.

Selling, general and administrative expenses were 69% higher due to increases in sales commissions and personnel costs. The sales commissions include an additional charge of $420,000 related to the planned termination of the Company's sales agreement with one of its manufacturers' representatives. Research and development costs rose 140% as greater efforts were applied to the development of new products for both automotive and nonautomotive applications.

Operating income decreased 67% or $571,799 to $282,720 in this year's second quarter versus $854,519 in last year's comparable period.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' second quarters were essentially the same.

Six Months Ended April 27, 1996, Compared with Six Months Ended April 29, 1995

For the first six months of the 1996 fiscal year ended April 27, 1996, sales rose but net income declined primarily due to an additional charge related to the termination of the Company's sales agreement, product profit margin pressures, and increases in expenses for research and development.

Net sales gained 7% to $9,237,357 for the first six months of the 1996 fiscal year compared with $8,612,438 in the comparable period in 1995. Net income of $590,805 was 41% below the results of the prior fiscal year's first six months.

Sales of light vehicle windshield washer and defroster nozzles of $8,812,042 increased 11.5% in the first six months compared with the same period in the prior fiscal year, principally because of increased shipments of newly designed products. Sales of prototype and production tooling of $425,315 in 1996 for future product manu-facturing declined 40% versus sales of $708,820 for the first six months of the 1995 fiscal year. This decline reflects the lower rate of culmination of new washer and defroster nozzle programs.

Gross profit in the first six months of the 1996 fiscal year gained 4% to $3,302,597 from $3,163,056 in the similar 1995 period as a result of the larger sales volume. However, lower margins on new products reduced overall profit margins. During the first six months of this fiscal year, with little net impact on gross profit, engineering resources were redirected towards more applications engineering, i.e., the customization of new auto products, from tooling and product qualification activities. One significant new product is the air conditioning outlets for an automotive customer, for which prototypes are scheduled for delivery in the fall.

Selling, general and administrative expenses were 43% higher in the first six months of fiscal year 1996 compared with the similar 1995 period because of increases in sales commissions and personnel costs. The sales commissions include an additional charge of $420,000 related to the planned termination of the Company's sales agreement with one of its manufacturers' representatives. Research and development costs rose 90% in the same period as greater efforts were applied to the development of new products for both automotive and nonautomotive applications.

Operating income decreased 44% or $687,713 to $891,811 in this year's first six months versus $1,579,524 in last year's comparable period.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' six months were essentially the same.


FINANCIAL CONDITION

The Company's working capital at April 27, 1996, increased $487,245 from the previous year end at October 28, 1995. The current ratio rose from 3.1 to 3.9 during the first six months. Accounts receivable increased as a result of the higher sales, and inventories decreased because of the sale of tooling from work-in-process inventory. Current liabilities declined with the paydown of accounts payable and year-end accruals.

Cash provided by operations was $893,727 during the first six months of the 1996 fiscal year compared with $490,921 in last year's similar period. This year's cash flow from net income was lower but was used to a lesser extent than last year to pay down income tax accruals.

Capital expenditures were $544,233 in this fiscal year's first six months, $302,923 greater than last year as more funds were spent on computer facilities and production equipment.

Cash used for financing activities was lower than last year as the early payment of all outstanding bank debt this year was less than the early payment of certain notes last year.

The quasi-reorganization that was carried out at October 29, 1994, was implemented in order to eliminate the deficit in retained earnings. The deficit had occurred due to the settlement of a lawsuit in 1991 related to prior years' activities and operating losses related to discontinued products prior to 1980. With new products and profitable operations, management desired to reflect the current financial strength of the Company. The only impact on the financial statements was to record the elimination of the retained earnings deficit to date and the corresponding reduction in additional paid-in capital. Upon evaluation, the Company's assets and liabilities did not require readjustments.

North American light vehicle production (excluding Mexican output) by the three major U.S. automotive companies, which generates most of the Company's sales, decreased 14% in the first calendar quarter of 1996 versus the same period in 1995. Production for the second calendar quarter of 1996 is forecasted by Ward's Automotive Reports to increase 6% over last year's second quarter.

The Company's management believes that the present and planned production capacity should be satisfactory to meet the anticipated demands referred to above, additional market penetration, and new product deliveries. Cash flow from operations and available cash are expected to provide the funds needed for future product development, capital expenditures, and working capital requirements. The Company currently has no debt.

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE SIX MONTHS ENDED APRIL 27, 1996

Item  6. Exhibits and Reports on Form 8-K

                  Exhibits                 Description

         (a)      Exhibit 11               Computation of Earnings
                                              Per Common Share
                  Exhibit 20               Report furnished to Security Holders

         (b)      Reports on Form 8-K

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

Item 6. (a) EXHIBIT 11 - CALCULATION OF EARNINGS PER SHARE


  A. PRIMARY EARNINGS PER COMMON SHARE AND COMMON EQUIVALENT SHARES

                                                 For the three months ended         For the six months ended
                                                 April 27,        April 29,         April 27,      April 29,
                                                    1996            1995              1996           1995
                                                ----------       ----------        ----------     ----------
Calculation of Net Income

         Net income per books                  $   197,837      $   547,399       $   590,805    $ 1,000,332

         Less:  Dividends on convertible
                     preferred stock                18,662           18,662            37,324         37,324
                                               -----------      -----------       -----------    -----------

              Net income as adjusted           $   179,175      $   528,737       $   553,481    $   963,008
                                               ===========      ===========       ===========    ===========

Calculation of Outstanding Shares

         Weighted average of common
           shares outstanding                   12,610,011       12,590,011        12,610,011     12,590,011

         Add:  Assumed exercise of stock
                    options                         86,726          108,644           114,837         97,959
                                               -----------      -----------       -----------    -----------

         Number of common shares
           outstanding adjusted                 12,696,737       12,698,655        12,724,848     12,687,970
                                               ===========      ===========       ===========    ===========


Primary earnings per common share              $       .01      $       .04       $       .04    $       .08
                                               ===========      ===========       ===========    ===========

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

Item 6. (a) EXHIBIT 11 - CALCULATION OF EARNINGS PER SHARE (continued)

  B.   FULLY DILUTED EARNINGS PER SHARE

                                              For the three months ended         For the six months ended
                                              April 27,        April 29,         April 27,      April 29,
                                                1996             1995              1996           1995
                                             ----------       ----------        ----------     ----------
         Net Income per books               $   197,837      $   547,399       $   590,805    $ 1,000,332
                                            ===========      ===========       ===========    ===========


         Weighted average of common
              shares outstanding             12,610,011       12,590,011        12,610,011     12,590,011

         Add:  Assumed conversion of
                   preferred stock            3,732,320        3,732,320         3,732,320      3,732,320
               Assumed exercise of stock
                   options                       87,556          130,667           114,837        130,667
                                            -----------      -----------       -----------    -----------


                 Number of shares            16,429,887       16,452,998        16,457,168     16,452,998
                                            ===========      ===========       ===========    ===========


         Fully diluted earnings
           per share                        $       .01      $       .03       $       .04    $       .06
                                            ===========      ===========       ===========    ===========