Form 10-Q
period 1996-07-27
BOWLES FLUIDICS CORP
filed 1996-09-10
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended July 27, 1996 Commission File Number 2-37706

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

          Class                          Outstanding at July 27, 1996
    Common Stock, $.10                         12,610,011 shares

INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE NINE MONTHS ENDED JULY 27, 1996


                                                               Page
   PART I.  Financial Information                             Number

      Item 1.  Financial Statements

              Consolidated Statements of Income
                For the three and nine months ended
                July 27, 1996 and July 29, 1995  .............   3

              Consolidated Balance Sheets
                July 27, 1996 and October 28, 1995  ..........   4

              Consolidated Statements of Cash Flows
                For the nine months ended
                July 27, 1996 and July 29, 1995  .............   5

              Notes to Consolidated Financial Statements  ....   6

      Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations  ..............................   7

   PART II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K  .............  10
                        Exhibit 11  ..........................  11
                        Exhibit 20  ..........................  13
                        Form 8-K  ............................  15

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                  For the three months ended               For the nine months ended
                                                   July 27,          July 29,              July 27,          July 29,
                                                     1996             1995                   1996              1995
                                                 -----------       -----------           -------------    --------------
Net Sales                                         $4,101,894        $3,757,758           $13,339,251        $12,370,195

Cost of Sales                                      2,905,128         2,548,980             8,839,888          7,998,362
                                                 -----------       -----------           -----------        -----------

Gross profit                                       1,196,766         1,208,778             4,499,363          4,371,833

     Selling, general and
         administrative expenses                     987,879           576,291             2,819,659          1,854,611
      Research and development costs                 275,838           156,859               854,844            462,071
                                                 -----------       -----------           -----------        -----------

Operating Income/(Loss)                              (66,951)          475,628               824,860          2,055,151

     Interest expense                                      -            (7,012)               (6,018)           (32,235)

     Other income, net                                13,029            25,063                50,877             70,842
                                                 -----------      ------------           -----------        -----------

Income/(Loss) before taxes                           (53,922)          493,679               869,719          2,093,758


     Provision for income taxes                      (35,148)          182,371               297,688            782,120
                                                 -----------      ------------           -----------        -----------

Net Income/(Loss)                                    (18,774)          311,308               572,031          1,311,638

     Preferred stock
       dividends accrued                              18,662            18,662                55,986             55,986
                                                 -----------      ------------           -----------        -----------


Income/(Loss) applicable to
     common shareholders                          $  (37,436)       $  292,646           $   516,045        $ 1,255,652
                                                 ===========       ===========           ===========        ===========

Primary earnings per share                        $      .00        $      .02           $       .04        $       .10
                                                 ===========       ===========           ===========        ===========

Fully diluted earnings per share                  $      .00        $      .02           $       .03        $       .08
                                                 ===========       ===========           ===========        ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                              (Unaudited)         (Audited)
                                                July 27,         October 28,
                                                  1996               1995
                                             -------------      --------------
Assets
Current
    Cash and cash equivalents                  $1,307,280          $  676,981
    Investments available for sale                767,951             679,513
    Accounts receivable                         2,102,342           2,761,394
    Inventories                                 1,664,664           1,899,346
    Other current assets                          455,455             306,974
                                             -------------       -------------
        Total current assets                    6,297,692           6,324,208
                                             -------------       -------------
Property and equipment, net                     3,180,976           2,821,804
Other assets                                      353,546             146,434
                                             -------------       -------------
Total assets                                   $9,832,214          $9,292,446
                                             =============       =============
Liabilities and Stockholders' Equity
Current
    Accounts payable - trade                   $  596,443          $  995,421
    Accrued expenses and other liabilities        988,366             852,121
    Income taxes payable                                -             111,441
    Current portion of long-term debt                   -              68,857
                                             -------------       -------------
        Total current liabilities               1,584,809           2,027,840
Long-term debt                                          -             202,811
Other liabilities                                 952,467             282,904
Deferred income taxes                             149,000             149,000
                                             -------------       -------------
Total liabilities                               2,686,276           2,662,555
                                             -------------       -------------

Commitments and Contingencies
Stockholders' Equity
    8% Convertible preferred stock                933,080             933,080
    Common stock                                1,261,001           1,261,001
    Additional paid-in capital                  2,726,583           2,726,583
    Retained earnings
        ($2,407,467 deficit eliminated
         at 10/29/94) Note 5                    2,225,274           1,709,227
                                             -------------        ------------
Total stockholders' equity                      7,145,938           6,629,891
                                             -------------        ------------
Total liabilities and stockholders' equity     $9,832,214          $9,292,446
                                             =============        ============

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                 For the nine months ended
                                                  July 27,         July 29,
                                                    1996             1995
                                                 -----------      ----------
Net Income                                       $  572,031       $1,311,638
Adjustments to reconcile net income
  provided by operating activities:
     Depreciation and amortization                  548,731          495,049
     Deferred income taxes                         (294,600)               -
     (Gain)/Loss on disposal of assets               15,460           (2,715)
     Accretion of interest on investments           (10,832)         (11,438)
                                                 ----------       ----------

                                                    830,790        1,792,534
                                                 ----------       ----------

  Change in operating accounts:
    Accounts receivable                             659,052          166,306
    Inventories                                     234,682          (57,126)
    Other assets                                    (60,993)         (60,276)
    Accounts payable                               (398,978)        (367,896)
    Accrued expenses                                136,245          (22,587)
    Income taxes payable                           (111,441)        (449,997)
    Other liabilities                               662,959           41,644
                                                 ----------       ----------
         Change in operating accounts             1,121,526         (749,932)
                                                 ----------       ----------
  Cash provided by operating activities           1,952,316        1,042,602
                                                 ----------       ----------

  Investing activities:
    Capital expenditures                           (898,095)        (566,219)
    Patents & Trademarks                                  -          (24,583)
    Proceeds from sale of equipment                       -           31,025
    Purchase of investments                        (566,664)        (759,494)
    Proceeds from sale of investments               489,058          484,807
                                                 ----------       ----------
       Net cash used in investing activities       (975,701)        (834,464)
                                                 ----------       ----------

  Financing activities:
     Principal payment of debt                     (271,668)        (508,687)
     Preferred stock dividend                       (74,648)         (74,646)
                                                 ----------       ----------
        Net cash used in financing activities      (346,316)        (583,333)
                                                 ----------       ----------

  Increase(decrease) in cash and cash
   equivalents                                      630,299         (375,195)

Cash and cash equivalents - beginning of period     676,981        1,557,230
                                                 ----------       ----------
Cash and cash equivalents - end of period        $1,307,280       $1,182,035
                                                 ==========       ==========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General
   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 27, 1996, the results of operations and cash flows for three and nine months ended July 27, 1996 and July 29, 1995.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Inventories
Inventories are comprised of:


                                       July 27,        October 28,
                                         1996             1995

       Raw Material                   $  570,806       $  703,864
       Work and tooling in process       187,899          416,090
       Finished Goods                    905,959          779,392
                                      ----------      -----------
             Total                    $1,664,664       $1,899,346
                                      ==========      ===========

NOTE 3 - Property and Equipment, net

     Property and Equipment, net, is comprised of:

                                                   July 27,        October 28,
                                                     1996             1995

     Production machinery and equipment          $ 4,240,055      $ 4,047,602
     Office furniture and equipment                1,899,545        1,580,026
     Laboratory and machine shop equipment         1,366,182        1,159,087
     Leasehold improvements                          633,052          539,274
                                                  ----------       ----------
              Total property and equipment         8,138,834        7,325,989
     Less accumulated depreciation                (4,957,858)      (4,504,185)
                                                  ----------       ----------
              Property and equipment, net        $ 3,180,976      $ 2,821,804
                                                  ==========       ==========

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

NOTE 6 - Termination of sales agreement
     In the third quarter ended July 27, 1996, the Company accrued an additional selling expense of $207,400, net of income taxes, related to the planned
termination   of  the   sales   agreement   with   one  of  its   manufacturers'
representatives. For the nine months ended July 27, 1996, the company accrued $465,400, net of income taxes, for the planned termination of the sales agreement with its manufacturers' representatives. The payments are expected to commence in May 1997.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 28, 1995.

RESULTS OF OPERATIONS

Third Quarter FY 1996 Compared with Third Quarter FY 1995

The Company achieved record sales for a third quarter in this period of fiscal year 1996. Net income, however, declined to a small loss in the same period versus last year's third quarter as a result of an additional charge related to the planned termination of the Company's sales agreement with one of its manufacturer's representatives and increases in expenses incurred for research and development.

Net sales in the third quarter of FY 1996 rose to $4,101,894, 9% above last year's third quarter sales of $3,757,758. The net loss was $18,774, $330,082 lower than last year's third quarter net income of $311,308.

Product sales of light vehicle windshield washer and defroster nozzles of $4,012,500 increased 11% over last year's third quarter sales of $3,609,704, principally due to a larger volume of shipments of newly designed products. Sales of prototype and production tooling of $89,394 for future product manufacturing decreased 40% from last year's third quarter, reflecting a lower rate of culmination of new windshield washer and defroster nozzle programs.

Gross profit in this year's third quarter was $1,196,766, 1% below last year's third quarter of $1,208,778. Higher product sales added to this profit, but lower margins on newly designed products and higher manufacturing expenses offset this gain. While having little net impact on gross profit, engineering resources were redirected in the FY 1996 third quarter more towards applications engineering, i.e., the customization of new products, with less emphasis on tooling and product qualification activities. One significant new product is the air conditioning outlets for an automotive customer, for which prototypes are scheduled for delivery in the fall.

Selling, general and administrative expenses were 71% higher principally due to an increase in sales commissions. The sales commissions include an additional charge of $340,000 related to the planned termination of the Company's sales agreement with one of its manufacturer's representatives. The Company is reorganizing its sales force using employees rather than independent representatives.

Research and development costs rose 76% as greater efforts were applied to the development of new products for both automotive and nonautomotive applications.

Operating income was a loss of $66,951 in this year's third quarter versus income of $475,628 in the prior year's third quarter.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both quarters were approximately the same.

Nine Months Ended July 27, 1996, Compared with Nine Months Ended July 29, 1995

For the first nine months of the 1996 fiscal year ended July 27, 1996, sales rose but net income decreased primarily because of additional charges related to the termination of the Company's sales agreement, product profit margin declines, and increases in research and development expenses.

Net sales gained 8% to $13,339,251 for the first nine months of the 1996 fiscal year compared with $12,370,195 in the comparable period in 1995. Net income of $572,031 was 56% or $739,607 below the results of the prior fiscal year's first nine months.

Product sales of light vehicle windshield washer and defroster nozzles of $12,824,542 rose 11% in the first nine months of fiscal year 1996 compared with the same period in the prior fiscal year, principally due to increased shipments of newly designed products. Sales of prototype and production tooling of $514,709 in FY 1996 for future product manufacturing declined 40% versus sales of $856,874 for the first nine months of the 1995 fiscal year. The decline reflects the lower rate of culmination of new windshield washer and defroster nozzle programs.

Gross profit in the first nine months of the 1996 fiscal year gained 3% to $4,499,363 from $4,371,833 in the similar 1995 period as a result of the larger product sales volume. However, lower margins on new products reduced overall product profit margins. During the first nine months of this fiscal year, with little impact on gross profit, engineering resources were redirected towards more applications engineering, i.e., the customization of new auto products, from tooling and product qualification activities. One significant new product is the air conditioning outlets for an automotive customer, for which prototypes are scheduled for delivery in the fall.

Selling, general and administrative expenses were 52% higher in the first nine months of fiscal year 1996 compared with the similar 1995 period principally because of increases in sales commissions. The sales commissions include additional accruals of $760,000 related to the planned termination of the Company's sales agreement with its manufacturer's representatives. The Company is reorganizing its sales force using employees rather than independent representatives.

Research and development costs rose 85% versus the same period in the last fiscal year as greater efforts were applied to the development of new products for both automotive and nonautomotive applications.

Operating income decreased 60% or $1,230,291 to $824,860 in this year's first nine months versus $2,055,151 in last year's comparable period.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' nine months were essentially the same.

FINANCIAL CONDITION

The Company's position in cash, cash equivalents, and current investments available for sale on July 27, 1996, reached $2,075,231, an increase of $718,737 over the previous fiscal year end on October 28, 1995. The working capital on the same date increased $416,515 from the last fiscal year end. The current ratio rose from 3.1 to 4.0 during the first nine months. Accounts receivable declined as a result of the timing of receipts from a major customer as well as lower sales during the two months prior to July 27, 1996, versus October 28, 1995. Inventories also declined because of lower tooling orders in process in July versus the previous fiscal year end. Current liabilities decreased with the paydown of accounts payable.

Cash provided by operating activities was $1,952,316 during the first nine months of the 1996 fiscal year compared with $1,042,602 in last year's similar period. This year's cash flow from net income was lower, but the investments in accounts receivable and inventories were reduced more than in last year's comparable period and the additional accrued sales commissions were not paid as yet.

Capital expenditures were $898,095 in this fiscal year's first nine months, $331,876 greater than last year as more funds were spent on computer facilities and production equipment.

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

North American light vehicle production (excluding Mexican output) by the three major U.S. automotive companies, which generates most of the Company's sales, decreased 14% in the first calendar quarter of 1996 versus the same period in 1995 and increased 6% in the second quarter. Production for the third calendar quarter of 1996 is forecasted by Ward's Automotive Reports to increase 9% over last year's third quarter.

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

FOR THE NINE MONTHS ENDED JULY 27, 1996

Item  6. Exhibits and Reports on Form 8-K

            Exhibits                  Description

   (a)      Exhibit 11                Computation of Earnings
                                         Per Common Share
            Exhibit 20                Report furnished to Security Holders

   (b)      Reports on Form 8-K