Form 10-K
period 1996-10-26
BOWLES FLUIDICS CORP
filed 1997-01-23
CIK 13585

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the Fiscal Year Ended                     October 26, 1996
                          ------------------------------------------------------

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

                                   Yes X   No

The aggregate market value of the registrant's voting stock held by non-affiliate persons and entities as of December 31, 1996, computed by reference to the closing price for such stock on the composite reporting system on such date, was $3,581,205 based on 2,438,267 shares.

The number of shares of the registrant's common stock outstanding as of December 31, 1996, was 12,610,011.

                                     PART I



Item 1.  BUSINESS

              Bowles Fluidics Corporation was incorporated under Maryland law in 1961 (originally as Bowles Engineering Corporation) for the purpose of advancing and exploiting the technology of fluidics. For about ten years the principal business of the Company was research and development primarily under contracts with agencies of the U.S. Government. From 1972 to 1979 its principal income was derived from the sale of proprietary consumer products it had developed based upon fluid oscillators, including massaging showers and oral irrigation devices. These consumer products have since been discontinued. Since 1979 its principal product has been proprietary windshield and rear window washer nozzles for the automotive industry. Late in FY 1989, the Company extended the automotive product line to include shipments of fluidic defroster nozzles. The Company also provides its automotive customers with tooling and application engineering services related to its products.

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

              The Company's market for its fluidic nozzles, both windshield washer and defroster, consists of North America, i.e., the "Big Three" U.S. automotive manufacturers and foreign transplants. The Company is also open to opportunities presented to it in other parts of the world. The Company believes that it supplies about 75% of the total windshield washer nozzle requirements for light vehicles (cars and light trucks) manufactured in the United States, Canada and Mexico. The defroster nozzle is currently being supplied to four vehicle models in this market.

              Over 90% of the Company's production of nozzles is incorporated in vehicles produced by General Motors, Ford and Chrysler, each of whom typically represents over 10% of the Company's sales volume. The Company is, therefore, dependent upon the requirements of the U.S. automotive industry producing cars and light trucks. Although the Company enters into agreements with its customers to meet 100% of their production requirements, notice of firm shipping requirements for the coming week generally takes place weekly from the assembly plants and at somewhat longer intervals from the first-tier suppliers.

              The Company's fiscal year, beginning in November and ending in the following October, follows closely the length and timing of the typical model year for an automobile or light truck. The Company's annual sales follow the seasonal pattern dictated by the production levels of its customers.

              Sales also include technical services, i.e., design, tooling, and prototyping services for the Company's customers. The requirements of the automotive customers are for designs and tools to meet the needs of forthcoming vehicle models or changes in existing models, as well as for prototypes of new products desired for testing. These sales are, for the most part, undertaken as a service to the customers, and the Company contracts these services and tools so as to recover projected direct costs.


        Patents and Competitive Products

              The Company has engaged, since its inception, in research and development in the fields of fluidics and fluid effect devices, encompassing both gases and liquids. Over the past 18 years, 45 U.S. patents have been granted to the Company's employees and assigned to the Company. Five applications are presently in process for U.S. patents. Foreign patents have also been granted, in countries in which the Company has an interest, for most of the art covered by the U.S. patents. Although these patents embody new and novel technology or product, there is available competitive technology and alternative product. The extent to which the expiration of an individual patent may affect the Company's competitive position is difficult to determine.

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

              The Company is of the opinion that, in the long run, a history of service, delivery, quality and economic supply is the most important factor in binding its customers to it. Customers of the Company place a great deal of emphasis on quality. The Company has maintained Ford's preferred supplier rating (Q1 award) since 1985, has been rated an excellent status in a supplier assessment by General Motors, has been a self-certified supplier for Chrysler since 1991, and achieved a Quality Excellence Award from Chrysler with a 98% rating in 1995. The Company's material testing laboratory has been accredited by General Motors since 1992. In addition, the Company's customers mandated that the Company put into place a QS-9000 compliant quality system, the automotive version of ISO 9000, to be assessed and, if qualified, registered by an independent organization. Chrysler required registration by July 1997 and General Motors by December 1997. The Company went through initial assessment in September 1996 and received certification in December as a QS-9000 supplier with ISO 9001 addendum.

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

        Foreign Affiliates and Licensing


              The Company has no foreign affiliates. The Company has licensing agreements with foreign companies with respect to certain of its foreign patents. Income from such agreements was $16,215 in FY 1996, down from $21,770 in FY 1995.


        Raw Material Sources and Availability

              Raw materials, primarily plastic resin, are sourced within the United States. The market was stable during the current year with no significant price changes, and adequate supply is expected to be available in the coming year. The resins purchased are restricted to those approved by our customers.


        Working Capital Requirements

              The Company's standard credit terms for receivables is net 30 days. Adequate levels of inventories are normally maintained in order to ensure compliance with the stringent delivery requirements of our customers.

              The design and acquisition of production tools, which represent the major portion of technical services sales, normally take several months to complete, during which period the Company has to make progress payments which are included in work-in-process inventories. Sales for these tools and services are rendered only after completion and customers' acceptance of qualified products produced by the tools.

        Research and Development

              The Company's research and development costs, all Company-funded, were:

                             FY 1996      $1,175,890
                             FY 1995      $  636,970
                             FY 1994      $  842,332

              In FY 1996, the Company's research and development efforts were expanded and directed primarily toward the advancement of its knowledge of the workings of its fluidic washer nozzles, including wind tunnel testing, and in addition the development of fluidic air conditioning outlets for cars and light trucks. With regard to the latter products, to date the Company has received one contract for the design and development for one vehicle with a major customer.

              In FY 1993, 1994, and 1995, its research and development efforts were primarily directed toward the improvement of the characteristics of natural gas and propane burners utilizing fluidic devices. The applications, however, did not prove out due to marketing and technical problems. During these years, efforts were also directed toward various product development, product improvement, and process improvement projects related to the automotive industry.

              Potential sales of products still in the development stage cannot be predicted since product capability and customer acceptance of the new technology are difficult to determine.

        Employees

              The Company averaged approximately 246 employees during FY 1996 and employed 242 people on a full-time basis on October 26, 1996. The increase from the 223 employed on October 28, 1995, was primarily in the engineering and support departments in response to the increase in research and development and application engineering activities.


        Compliance with Environmental Regulations

              The  Company   believes  it  is  in  compliance   with  all  known
        environmental regulations and has no plans for significant expenditures to meet these requirements in the future.


Item 2.  PROPERTIES

              In September 1993, the Company entered into an amendment to its original lease agreement for 62,600 sq. ft. of space in a building located in Columbia, Maryland, its sole location. The amended lease provided for the Company's occupancy of the premises until April 16, 2004, and the addition in September 1993 of 14,226 sq. ft. and in February 1994 of 12,000 sq. ft. The Company is now the sole occupant of the premises. In an addendum to the lease, the landlord agreed to make certain improvements to the premises financed by a supplement to the rent. The lease amendment further provides an option to continue the lease for an additional ten years or to purchase the premises at 94% of fair market value at the first termination of the lease.

              The facility, which now totals 88,826 sq. ft., provides for the Company's needs for manufacturing windshield washer and defroster nozzles at levels adequate to meet near-term projected customer needs. In addition to the capacity for supporting more manufacturing equipment, the enlarged premises allow for larger engineering capabilities.

              The facilities are currently utilized as follows:

              Manufacturing, Materials, Quality Control       60,560 sq. ft.
              Administration and Sales                         8,538 sq. ft.
              Laboratories and Engineering                    19,728 sq. ft.

                  Total Area                                  88,826 sq. ft.

              In its production operations, the Company generally utilizes tools purchased for the account of its customers and used for their unique requirements. The Company has also designed and built for its own account specialized assembly and test equipment to meet quality assurance and economic performance requirements.

Item 3.  LEGAL PROCEEDINGS

              During FY 1994 and 1996, the Company discovered in the market two instances of windshield washer nozzles which infringed upon its windshield washer patents. As a result, the Company filed suits for patent infringement in the United States District Court for the District of Maryland. One suit was settled favorably to the Company in June 1995 and the other is still proceeding.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

Item 5.

        5a. STOCK PRICE AND MARKETS

              The Common Stock of the Company is traded in the "over-the-counter" market and is quoted on the NASD OTC Bulletin Board; symbol BOWE. The Preferred Stock is unregistered and is not publicly traded.

              The high and low bid and asked prices of the Common Stock over the last two fiscal years are listed below:


                                       Bid                        Asked
                               ------------------         -------------------
  FY                           High           Low          High           Low
                               ----           ---          ----           ---
  1996    1st Quarter           5/8           3/8            1            3/4
          2nd Quarter           3/8           3/8           3/4           3/4
          3rd Quarter           3/8           3/8           3/4           5/8
          4th Quarter           7/8           1/8          1-1/4          7/16

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


        5b. APPROXIMATE NUMBER OF EQUITY SECURITY HOLDERS

                                                    Approximate Number of
                                                        Record Holders
                   Title of Class                  (as of October 26, 1996)
                 ------------------                ------------------------

                 Common Stock
                   $.10 Par Value                             428

                 Preferred Stock
                   8% Cumulative                               33

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

              For information concerning dividends on Preferred Stock, see Note 6 of Notes to Consolidated Financial Statements.

Item 6.  SELECTED FINANCIAL DATA


                        October 26, 1996    October 28, 1995    October 29, 1994    October 30, 1993    October 31, 1992
                        ----------------    ----------------    ----------------    ----------------    ----------------
Net sales                    $18,128,274        $16,972,876          $15,111,829         $12,299,037         $9,996,970

Net income                       884,306          1,783,875            1,727,020           1,076,040          1,040,637

Primary earnings
  per share                    .06                .13                  .13                 .08                .08

Fully diluted earnings
  per share                    .05                .11                  .11                 .07                .08

Working capital                4,649,328          4,296,368            3,126,959           1,791,192          1,315,788

Total assets                  10,719,852          9,292,446            8,478,227           6,231,132          4,880,510

Long-term debt                  --                  202,811              512,831             584,612          1,028,293

Stockholders' equity         $ 7,439,552        $ 6,629,891          $ 4,907,664         $ 3,246,590         $2,242,198

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


        Results of Operations

                               FY 1996 vs FY 1995

              Total sales in FY 1996 rose 7% over FY 1995, reaching another record for the Company of $18,128,274 compared with $16,972,876 in FY 1995. Income before taxes, however, decreased 53% from FY 1995 to FY 1996. Net income also declined to $884,306 from $1,783,875 in FY 1995, a 50% reduction. Profitability was significantly affected by increased spending for application engineering and research and development expenses and for an accrual for the costs of terminating a sales agreement.

              Product sales of light vehicle windshield washer and defroster nozzles increased 8% to $17,292,030 in FY 1996 from $15,960,301 in FY 1995. Higher volume of shipments of new products to the Company's major customers was the major reason for the increase, which more than compensated for a 3% decline in total North American light vehicle production for the fiscal year 1996 versus 1995.

              In contrast, technical services sales in FY 1996 decreased 17% to $836,244 from FY 1995's $1,012,575. Sales of tooling for new windshield washer and defroster nozzles were down significantly as there was a lower rate of culmination of programs for these products. However, sales were recorded for the first time for prototype tooling for new air conditioning outlets for one automotive customer.

              Gross profit on total sales declined to 34% in FY 1996 from 36% in FY 1995. The gross profit on product sales declined due to higher manufacturing expenses mainly related to the modification and repair of injection molding tooling. Additionally, application engineering costs directed to the customization of new air conditioning outlets increased significantly. In contrast, the gross loss on technical services sales declined for FY 1996 compared to FY 1995 because of cost containment efforts applied to the tooling programs for new windshield washer nozzles.

              Selling, general and administrative expenses increased $1,033,217 or 40% in FY 1996 from FY 1995 principally because of increases in sales commissions. These commissions in FY 1996 include accruals of $760,000 related to the planned termination in May 1997 of the Company's sales agreement with its manufacturer's representatives. The Company is reorganizing its sales force using its own employees rather than independent representatives. Aside from this special accrual, expenses increased 10% due to higher patent, personnel, and computer expenses, partially caused by the efforts to obtain QS-9000 certification and the implementation of a new information system.

              Research and development costs increased to $1,175,890 in FY 1996, a $538,920 or 85% increase over the prior year. The Company discontinued its efforts to develop fluidic nozzles for natural gas burner appliances. It redirected those same resources plus additional personnel and outside contractors to the development of automotive air conditioner outlets, improvements in the design of windshield washer nozzles, and fluidic technology research.

              In  FY  1996,   the  provision  for  income  taxes  was  $506,629,
        reflecting the lower income before taxes and somewhat lower effective tax rate of 36.4% versus 39% for FY 1995.

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

              Sales of component products rose 19% to $15,960,301 in FY 1995 from $13,365,761 in FY 1994. As a result of the addition and enhancement of windshield washer products and new defroster nozzle products, the Company's increase in shipments of component products was greater than the zero growth in total North American vehicle production experienced by our customers during the fiscal year 1995. The gross profit on sales of component products declined to 43% in FY 1995 from 47% in FY 1994 as engineering activities related to customizing new washer nozzle products expanded and various manufacturing expenses increased.

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

              In FY 1995, the provision for income taxes was $1,148,902, resulting in an effective tax rate of 39%, approximately the statutory rate. In FY 1994, after the remaining available research and development and investment tax credit carryovers from prior years were utilized, the Company's effective tax rate was 28%. (See Note 6 of the Notes to the Consolidated Financial Statements.)


        Liquidity and Capital Resources

              Current assets at 1996 fiscal year end were $7,183,195 compared with $6,324,208 at the 1995 fiscal year end. Liquidity of these assets improved as cash and cash equivalents, short-term investments, and receivables rose to $4,640,605 from $4,117,888 from the positive cash flow during FY 1996.

              Inventories rose 5% to meet projected requirements for sales of nozzle products. The tooling work in process decreased compared to the prior year, as there were fewer tools being built for future products.

              Current liabilities increased 25%, reflecting the current portion of the special sales commission accrual plus normal increases in operational accounts payables and other accruals.

              The current ratio of 2.8:1 at the 1996 fiscal year end declined in comparison to the 3.1:1 ratio at the 1995 fiscal year end due to the addition of the current portion of the special sales commission accrual at the end of the 1996 fiscal year end.

              Cash provided by operating activities in the amount of $2,144,438 in FY 1996 resulted principally from net income of $884,306, plus non-cash charges for depreciation and amortization of $750,449 and accrual of the special sales commissions of $760,000 ($465,400 net of income taxes).

              Funds were used for capital expenditures in the amount of $1,321,331 principally for additional computer equipment, building improvements for enlarged office space, and assembly and laboratory equipment. The Company purchased $566,664 of U.S. Treasury bills and sold $700,000 of such bills.

              The principal payment of term loan debt during FY 1996 was $271,668, the prepayment of all outstanding bank debt in February 1996. The Company's $1,000,000 short-term line of credit was not utilized during the fiscal year 1996 and had no balance outstanding at October 26, 1996. The preferred stock dividend was declared and paid in December 1995.

              The Company's credit facilities and financial position should provide an adequate base for sales and production resulting from forecasted production rates by the U.S. car manufacturers, additional market penetration, and near-term requirements for potential new products resulting from R & D efforts.

        Fiscal Year 1997


              The Company's operating plans assume that industry production levels for the 1997 fiscal year as a whole will be somewhat less than the FY 1996 levels, in line with external market forecasts, but that there will be additional production requirements for new nozzles expected to be added in the course of the fiscal year, resulting in the Company's anticipating windshield washer nozzle sales slightly below the 1996 fiscal year. However, defroster nozzle sales are expected to decline significantly in FY 1997 as certain products were discontinued.

              Present knowledge of customer plans indicates that the Company's billings for technical services related to the introduction of new products and new or revised windshield washer nozzles will increase from the FY 1996 level.

              The automotive parts industry has become more competitive in general due to consolidation of suppliers, customers' expectations of higher quality and more service, and price pressures.

              The Company's customers mandated that a QS-9000 compliant quality system be developed and registered by an independent organization. Chrysler required registration by July 1997 and General Motors by December 1997. The Company received certification as a QS-9000 supplier with ISO 9001 addendum in December 1996. QS-9000 is a quality system standard developed by the three major U.S. automotive manufacturers based on the ISO 9000 International Standard but incorporating general automotive and specific customer requirements. Management believes that the Company's technology coupled with a QS-9000 compliant quality system should provide a solid platform for future competitiveness and growth.

              Research and development expenditures are planned to remain at the same level or decrease in FY 1997. Efforts will continue to be made in the development of new product lines, principally air conditioning outlets for light vehicles, and for the improvement of windshield washer nozzles, which would result in a significant increase in application engineering expenses.

Item 7 (continued) SCHEDULE A:  RELATIONSHIP TO NET SALES



                                                                                            Percent Change of Dollars
                                                                                       ------------------------------------
                                                                                                 Period to Period
                                                Percentage of Net Sales                       Increase or (Decrease)
                                     -----------------------------------------------    -----------------------------------
                                      FY 1996          FY 1995           FY 1994          1995-1996          1994-1995
Net sales                              100.0            100.0             100.0               6.8              12.3

Direct labor, material and other
  product-related costs                 66.2             63.9              60.9              10.5              18.0

Selling, general and administrative
  expenses                              20.1             15.4              17.2              39.6               0.2

Research and development costs           6.5              3.8               5.6              84.6             (24.4)
                                       -----            ------            ------

Operating income                         7.2             16.9              16.3             (54.3)             16.6

Interest expense                        --               (0.2)             (0.6)            (84.5)            (56.3)

Other revenue and (expense) net          0.5              0.6                .2             (14.8)            223.4
                                       -----            ------            ------

Net income before taxes                  7.7             17.3              15.9             (52.6)             21.9
                                       =====            =====             =====

                                     Item 8

                              FINANCIAL STATEMENTS

                           BOWLES FLUIDICS CORPORATION

                       FOR THE YEAR ENDED OCTOBER 26, 1996

BOWLES FLUIDICS CORPORATION

INDEX
FOR THE YEAR ENDED OCTOBER 26, 1996


                                                                            Page

Report of Independent Accountants                                            16

Financial Statements:
     Consolidated Statements of Income                                       17

     Consolidated Balance Sheets                                             18

     Consolidated Statements of Changes in Stockholders' Equity              19

     Consolidated Statements of Cash Flows                                   20

     Notes to Consolidated Financial Statements                              21

                        REPORT OF INDEPENDENT ACCOUNTANTS

                                   ----------



To the Board of Directors
       and Stockholders,
       Bowles Fluidics Corporation

                  We have audited the accompanying consolidated balance sheets of Bowles Fluidics Corporation as of October 26, 1996, and October 28, 1995, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 26, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowles Fluidics Corporation as of October 26, 1996, and October 28, 1995, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 26, 1996, in conformity with generally accepted accounting principles.



                                             Coopers & Lybrand L.L.P.



Baltimore, Maryland
December 20, 1996

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                              For The Years Ended
                                          -------------------------------------------------------------
                                            October 26,            October 28,            October 29,
                                               1996                   1995                   1994
                                          ----------------       ---------------        ---------------
Net sales                                      $18,128,274           $16,972,876            $15,111,829

     Cost of sales                              11,996,305            10,852,940              9,200,976
                                          ----------------       ---------------        ---------------
Gross profit                                     6,131,969             6,119,936              5,910,853

     Selling, general and
       administrative expenses                   3,643,128             2,609,911              2,603,491
     Research and development costs              1,175,890               636,970                842,332
                                          ----------------       ---------------        ---------------
Operating income                                 1,312,951             2,873,055              2,465,030

     Interest expense                               (6,018)              (38,871)               (88,991)
     Other income, net                              84,002                98,593                 30,487
                                          ----------------       ---------------        ---------------
Income before taxes                              1,390,935             2,932,777              2,406,526

     Provision for income taxes                    506,629             1,148,902                679,506
                                          ----------------       ---------------        ---------------
Net income                                         884,306             1,783,875              1,727,020

     Preferred stock dividends accrued             (74,646)              (74,648)               (74,646)
                                          -----------------      ---------------        ---------------

Income applicable to
     common shareholders                  $        809,660     $       1,709,227        $     1,652,374
                                          ================     =================        ===============

Primary earnings per share                $            .06     $            .13         $           .13
                                          ================     ================         ===============

Fully diluted earnings per share          $            .05     $            .11         $           .11
                                          ================     ================         ===============

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                    October 26,             October 28,
                                                       1996                    1995
                                                  ---------------         --------------
ASSETS

Current
     Cash and cash equivalents                    $     1,287,110         $      676,981
     Investments available for sale                       577,837                679,513
     Accounts receivable                                2,775,658              2,761,394
     Inventories                                        1,986,065              1,899,346
     Other current assets                                 556,525                306,974
                                                  ---------------         --------------

       Total current assets                             7,183,195              6,324,208
                                                  ---------------         --------------

Property and equipment, net                             3,428,765              2,821,804

Other assets                                              107,892                146,434
                                                  ---------------         --------------

Total assets                                      $    10,719,852         $    9,292,446
                                                  ===============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
     Accounts payable - trade                     $     1,104,511         $      995,421
     Accrued expenses and other liabilities             1,389,356                852,121
     Income taxes payable                                  40,000                111,441
     Current portion of long-term debt                    -                       68,857
                                                  ---------------         --------------

         Total current liabilities                      2,533,867              2,027,840

Long-term debt                                            -                      202,811
Other liabilities                                         746,433                431,904
                                                  ---------------         --------------

Total liabilities                                       3,280,300              2,662,555
                                                  ---------------         --------------

Commitments and contingencies

Stockholders' Equity

     8% Convertible preferred stock                       933,080                933,080
     Common stock                                       1,261,001              1,261,001
     Additional paid-in capital                         2,726,583              2,726,583
     Retained earnings
         ($2,407,467 deficit eliminated
         at 10/29/94) Note 6                            2,518,888              1,709,227
                                                  ---------------         --------------

Total stockholders' equity                              7,439,552              6,629,891
                                                  ---------------         --------------

Total liabilities and stockholders' equity        $    10,719,852         $    9,292,446
                                                  ===============         ==============

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    Preferred Stock          Common Stock
                                                ----------------------- -----------------------     Additional      Retained
                                                 Shares                   Shares                      Paid-in       Earnings
                                    Total       (000's)      Amount      (000's)        Amount        Capital       (Deficit)
                                    -----       -------      ------      -------        ------     -------------  ------------
Balance October 30, 1993          $3,246,590       933      $933,080      12,549      $1,254,881      $5,193,116   $(4,134,487)

Stock options exercised                8,700                                  41           4,120           4,580

Preferred stock dividends            (74,646)                                                            (74,646)

Net income                         1,727,020                                                                         1,727,020

Quasi-reorganization effective
     October 29, 1994 (Note 6)          -                                                             (2,407,467)    2,407,467
                                 -----------     ------    ---------      ------   -------------  --------------    ----------

Balance October 29, 1994          $4,907,664       933      $933,080      12,590      $1,259,001      $2,715,583    $       --


Stock options exercised               13,000                                  20           2,000          11,000

Preferred stock dividends            (74,648)                                                                          (74,648)

Net income                         1,783,875                                                                         1,783,875
                                 -----------     ------    ---------       -----   -------------  --------------     ----------

Balance October 28, 1995          $6,629,891        933     $933,080      12,610      $1,261,001      $2,726,583    $1,709,227
                                 -----------     ------    ---------      ------   -------------  --------------     ----------

Preferred stock dividends            (74,646)                                                                          (74,646)

Net income                           884,307                                                                           884,307
                                 -----------      -----    ---------     -------   -------------  --------------     ----------

Balance October 26, 1996          $7,439,552        933     $933,080      12,610   $   1,261,001  $    2,726,583    $2,518,888
                                 ===========      =====    =========     =======   =============  ==============    ==========

The accompanying notes are an integral part of these financial statements

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              For The Years Ended
                                                    ------------------------------------------
                                                     October 26,   October 28,    October 29,
                                                        1996          1995           1994
                                                    ------------   -----------    ------------
Cash flows from operating activities:
     Net income                                     $  884,306     $ 1,783,875    $ 1,727,020
         Adjustments to reconcile net income
         provided by operating activities:
              Depreciation and amortization            750,449         661,024        624,099
              Deferred income taxes                   (241,315)        (36,500)          -
              (Gain)/Loss on disposal of assets          3,088          (2,267)         8,496
              Accretion of interest on investments     (31,659)        (14,125)          -
                                                     ---------      ----------     ----------
                                                     1,364,869       2,392,007      2,359,615
                                                     ---------      ----------     ----------
         Change in operating accounts:
              Accounts receivable                      (14,264)       (844,509)      (204,165)
              Inventories                              (86,719)       (202,846)      (365,409)
              Other assets                            (122,381)       (111,535)        42,927
              Accounts payable                         109,090         (70,656)       152,015
              Accrued expenses                         537,235          57,314        152,382
              Income taxes payable                     (71,441)       (431,715)       468,156
              Other liabilities                        428,049          63,150         27,124
                                                     ---------      ----------     ----------
                  Change in operating accounts         779,569      (1,540,797)       273,030
                                                     ---------      ----------     ----------
Net cash provided by operating activities            2,144,438         851,210      2,632,645
                                                     ---------      ----------     ----------
Cash flows from investing activities:
     Capital expenditures                           (1,321,331)       (962,597)      (938,246)
     Purchase of investments                          (566,664)     (1,143,566)      (484,807)
     Patents and trademarks                            -               (32,556)          -
     Proceeds from sale of equipment                   -                31,025           -
     Proceeds from sale of investments                 700,000         962,985           -
                                                     ---------      ----------     ----------
Net cash used in investing activities               (1,187,995)     (1,144,709)    (1,423,053)
                                                     ---------      ----------     ----------
Cash flows from financing activities:
     Principal payment of debt                        (271,668)       (525,102)      (603,657)
     Proceeds from issuance of debt                       -               -           365,000
     Preferred stock dividends                         (74,646)        (74,648)       (74,646)
     Proceeds from issuance of common stock               -             13,000          8,700
                                                      --------      ----------     ----------
Net cash used by financing activities                 (346,314)       (586,750)      (304,603)
                                                      --------      ----------     ----------
Net increase(decrease) in cash and cash equivalents    610,129        (880,249)       904,989
Cash and cash equivalents
     - Beginning of period                             676,981       1,557,230        652,241
                                                      --------       ---------     ----------
     - End of period                                 1,287,110     $   676,981    $ 1,557,230
                                                    ==========      ==========     ==========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.  Summary of Significant Accounting Policies

     General. The Company and its wholly owned subsidiary, Fluid Effects Corporation, operate on a 52/53-week fiscal year which ends on the last Saturday of October. All years presented are 52 weeks. Assets and liabilities, and revenues and expenses, are recognized on the accrual basis of accounting.

     Cash equivalents. Cash equivalents are highly liquid investments with original maturities of 90 days or less.

     Investments. Investments, which are available for sale, consist of U.S. Treasury Bills with original maturities over 90 days, but not greater than 365 days, and are carried at cost plus accrued interest, which approximates market.

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
         Leasehold improvements                       lease term

         Depreciation expense for the fiscal years ended 1996, 1995, and 1994, was $711,282, $612,294 and $577,811, respectively.

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

     Income Taxes. The Company uses the asset and liability method for accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statements carrying amounts and the tax bases of existing assets and liabilities.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 2.  Inventories

         Inventories are comprised of:
                                                   1996            1995
                                                ----------      ----------
                  Raw Material                  $  678,494      $  703,864
                  Work and tooling in process      242,369         416,090
                  Finished Goods                 1,065,202         779,392
                                                ----------      ----------
                          Total                 $1,986,065      $1,899,346
                                                ==========      ==========


 3.  Property and Equipment, net

         Property and Equipment, net, is comprised of:

                                               October 26,        October 28,
                                                  1996               1995
                                               -----------        -----------
     Production machinery and equipment        $ 4,397,018        $ 4,047,602
     Office furniture and equipment              1,992,152          1,580,026
     Laboratory and machine shop equipment       1,395,837          1,159,087
     Leasehold improvements                        796,928            539,274
                                               -----------        -----------
         Total property and equipment            8,581,935          7,325,989
     Less accumulated depreciation              (5,153,170)        (4,504,185)
                                               -----------        -----------
         Property and equipment, net           $ 3,428,765        $ 2,821,804
                                               ===========        ===========


 4.  Line of Credit

         In May 1996, the Company entered into a fourth amended and restated agreement with Mercantile-Safe Deposit & Trust Company to reaffirm and extend its $1,000,000 line of credit until May 8, 1997, and to set forth the Company's and the Bank's decision to continue the line of credit on an unsecured basis. At the Company's request and the Bank's discretion the line of credit may be affirmed as of May 8, 1997, and each year thereafter. The interest rate is Mercantile's prime rate, floating, which was 8 1/4% as of October 26, 1996. In addition, a 3/8% annual fee is assessed on the unused portion of this credit facility. Advances on the line of credit are limited to 85% of eligible accounts receivable and 40% of finished goods inventory. No amount was outstanding on this credit line at October 26, 1996, or on October 28, 1995.

         In addition to the maintenance of certain financial ratios, the covenants of the fourth amended loan agreement require the Company's tangible net worth to be not less than $2,000,000 as of the close of each fiscal year.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.  Debt

     Balances as of October 26, 1996, and October 28, 1995, are as follows:

                         1996                    1995
                     ------------            ------------
                     $    --                 $    271,668
                     ============            ============

         In June 1993, the Company entered into a third amended and restated loan agreement with Mercantile-Safe Deposit & Trust Company for a term loan facility for a period up to seven years in the maximum amount of $1,100,000. Advances under this agreement were made for the purchase of specified capital equipment and leasehold improvements. This loan facility was cross-collateralized and cross-defaulted with all other loans with Mercantile and was subject to certain loan covenants. In December 1993, the Company borrowed $365,000 under this facility. During fiscal 1994, a fixed interest rate of 8 3/4% was elected for borrowing under this agreement through April 1997. The unpaid balance of the outstanding loan was paid in total in February 1996.

           Cash paid for interest during 1996, 1995, and 1994 was $6,018, $37,586, and $91,079 respectively.

 6.  Stockholders' Equity

           The 8% convertible preferred stock of the Company at October 26, 1996, and October 28, 1995, consists of 3,000,000 authorized shares, par value $1.00 per share, with 933,080 shares issued and outstanding on both dates.

           The common stock of the Company at October 26, 1996, and October 28, 1995, consists of 17,000,000 authorized shares, par value $.10 per share, with 12,610,011 shares issued and outstanding on both dates.

           The Company's preferred stock provides for an annual dividend of $.08 per share from the net earnings of the Company and is cumulative only for those years in which the Company has earnings, and $1.00 per share in liquidation before any distribution can be made to holders of common stock. If any dividends payable on the preferred stock with respect to any fiscal year of the Company are not paid for any reason, the rights of the holders of the preferred stock to receive payment of such dividends shall not lapse or terminate; but unpaid dividends shall accumulate and shall be paid without interest to the holders of the preferred stock when and as authorized by the Board of Directors before any dividends shall be paid on any other class of stock.

           The Company's preferred stock may at the option of the holder, at any time dividends are current, be converted into common stock of the Company at the conversion rate of four shares of common for each share of preferred. Additionally, the preferred stock is redeemable at par in whole or in part at the option of the Board of Directors at any time the dividends are current after a period of 10 years subsequent to issue. At October 26, 1996, 683,080 shares have been outstanding for more than 10 years and dividends are current, and thus can be converted. The common stock has one (1) vote per share and the preferred stock has four (4) votes per share.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



 6.  (continued)

           Reserved Shares. As of and for the three fiscal years in the period ended October 26, 1996, there were 300,000 shares of common stock reserved for issuance in connection with the Company's stock option plans. None of the authorized shares of common stock are reserved for conversion of preferred stock. Under the laws of the State of Maryland, the authorization of the preferred stock in itself provides the authorization of common stock necessary for conversion.

           Stock Options. In May 1992, the Company adopted its key employee incentive stock option plan. Activity in the Company's incentive stock option plan was as follows:

                                     1996           1995           1994
                                   -------        -------        -------
      Options outstanding,
          beginning of year        180,000        200,000        314,400
      Options granted                 -              -              -
      Options exercised               -           (20,000)       (41,200)
      Options expired                 -              -           (73,200)
                                   -------        -------        -------
      Options outstanding,
          end of year              180,000        180,000        200,000
                                   =======        =======        =======

      Options activities are at exercise prices ranging from $.15 to $.65 per share.

           In 1995, the Financial Accounting Standards Board issued Statement No. 123, "Accounting for Stock Based Compensation." The Company has determined that it will retain its current accounting for stock options granted; therefore, the adoption of this new standard in fiscal 1996 will not impact the Company's financial position or results of operations.

           Quasi-reorganization. Effective October 29, 1994, the Board of Directors approved a quasi-reorganization which had the impact of eliminating the retained earnings deficit as an adjustment to additional paid-in capital.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7.   Income Taxes

           The Company and its subsidiary file a consolidated federal income tax return and separate state income tax returns. The provision for income taxes consisted of the following:

                                1996             1995             1994
                              --------         --------         --------
           Federal:
             Current         $ 678,938        $1,019,525        $540,000
             Deferred         (222,600)          (30,100)           -
                             ---------        ----------        --------
                               456,338           989,425         540,000
                             ---------        ----------        --------
           State:
             Current            68,791           164,377         139,506
             Deferred          (18,500)           (4,900)           -
                             ---------        ----------        --------
                                50,291           159,477         139,506
                             ---------        ----------        --------
                             $ 506,629        $1,148,902        $679,506
                             =========        ==========        ========

      The components of the deferred tax asset and liability for 1996 and 1995 were as follows:

                                                          1996          1995
                                                        --------      --------
      Deferred tax asset:
           Accrued vacation and retirement programs    $ 190,300     $ 167,800
           Non-deductible reserves                       387,100       121,700
                                                       ---------      --------
                  Total deferred tax asset               577,400       289,500
                                                       ---------      --------

      Deferred liability:
           Property and equipment                       (312,800)     (266,000)
                                                       ---------      --------
                  Total deferred tax liability          (312,800)     (266,000)
                                                       ---------      --------

                  Net deferred tax asset               $ 264,600     $  23,500
                                                       =========     =========

      Reconciliations of the provisions for income taxes at the U.S. federal statutory rate to the effective tax rates were as follows:

                                                 1996       1995       1994
                                               --------  ----------  ---------
      U.S. statutory income tax                $472,918  $  997,145  $ 818,219
      State tax, net of federal income tax
           benefit                               33,711     151,757     92,074
      Utilization of investment and research
           and development credit carryforwards    -           -      (226,000)
      Other                                        -           -        (4,787)
                                               --------  ----------  ---------
                                               $506,629  $1,148,902  $ 679,506

           Cash paid for income taxes was $877,000, $1,617,000, and $118,000 for 1996, 1995, and 1994, respectively.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 8.   Earnings per Share

           Primary earnings per share are based on the weighted average number of common shares and the effects of shares issuable under stock options based on the treasury stock method. Fully diluted earnings per share assumes that the preferred stock is converted to common stock at the beginning of the year.

           The number of shares used for computing primary earnings per share was 12,701,898, 12,706,408, and 12,672,647, in 1996, 1995, and 1994,
      respectively. The number of shares used in computing fully diluted earnings per share was 16,473,390, 16,445,005 and 16,404,967 in 1996,
      1995, and 1994, respectively.

 9.   Commitments and Contingencies

           The Company leases its facility under a non-cancelable operating lease which expires in 2004. As of October 26, 1996, minimum annual aggregate rentals are as follows:

                  Year Ended                         Amount
                  ----------                       -----------
                       1997                         $  561,648
                       1998                            561,648
                       1999                            561,648
                       2000                            561,648
                       2001                            561,648
                  thereafter                         1,404,120
                                                    ----------
      Total minimum future rental payments          $4,212,360
                                                    ==========

           Rent expense under all leases for 1996,1995, and 1994 was $626,565, $622,671, and $598,427, respectively.

           Management is unaware of any pending legal proceedings which would have a material adverse effect on the financial statements of the Company.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


10.   Employee Benefit Plans

           On  November  1, 1990,  the  Company  adopted a defined  contribution
      (401k) plan covering substantially all of its employees. Contributions and costs were determined by matching 50% of employee contributions up to 4% of each covered employee's earnings. As of April 1, 1994, the Company increased its matching contribution to 50% of the employee contributions up to 6% of each covered employee's earnings. The Company's contributions to the plan were $119,640, $101,286 and $76,892, in 1996, 1995, and 1994,
      respectively.

           The Company has agreed to retirement programs for certain former officers providing for the payment of certain retirement benefits. The unfunded present value, at a discount rate of 7.5%, of these benefits accumulated as of October 26, 1996, amounts to approximately $360,000, of which $301,000 is included in other liabilities. Expenses related to these programs were $44,000 in 1996, $102,000 in 1995, and $62,000 in 1994.

11.   Termination of Sales Agreement

         During the fiscal year 1996, the Company accrued $760,000 ($465,400 net of income taxes) for the termination in May 1997 of the sales agreement with its manufacturer's representatives. The payments will commence in May 1997.

12.   Major Customers

           Over 90% of the Company's production of nozzles is incorporated in vehicles produced by General Motors, Ford and Chrysler, each of whom typically represents over 10% of the Company's sales volume. The Company is, therefore, substantially dependent upon the North American production requirements of these three automotive companies. In addition, the Company's customers mandated a QS-9000 compliant quality system be developed and registered by an independent organization. Chrysler required registration by July 1997 and General Motors by December 1997. In September 1996, the Company was assessed by Underwriters Laboratories Inc. and received QS-9000 certification with ISO 9001 addendum as of December 20, 1996.

BOWLES FLUIDICS CORPORATION


Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

       None

PART III


Item 10a. - 10c.  DIRECTORS OF THE REGISTRANT INCLUDED IN PROXY MATERIALS

Item 10b., d., e., & f.     EXECUTIVE OFFICERS OF THE REGISTRANT:

b. Name, Age and Position       e. Business Experience During Past Five Years
   ----------------------          ------------------------------------------
   William Ewing III               Chairman since July 1996.  Responsible for the formation of
   Chairman                        overall corporate policy and planning.  Member of Board of
     Age 50                        Directors since 1985.  Currently Vice President and Treasurer of
                                   Reeves Industries, Inc., 1995-present.  Previously Managing
                                   Director of Chemical Bank, 1992-1994, and, prior to that,
                                   Managing Director of Manufacturers Hanover Trust Company.


   Ronald D. Stouffer              President since March 1994.  Responsible for execution of the
   President                       Company's policies and for the Company's operations.  Executive
   Chief Executive Officer         Vice President responsible for engineering and manufacturing from
     Age 65                        1982 to 1994.  Joined the Company in 1967.


   Melvyn J. L. Clough             Vice President, Operations, since joining the Company in November
   Vice President,                 1995.  Responsible for all manufacturing operations including
   Operations                      industrial engineering and tooling. Previously Engineering
     Age 49                        Manager for A. Raymond, Inc.,  1992-1995,  and  various
                                   positions with TRW Fasteners Division to Engineering
                                   Manager, 1982-1992.


   Richard W. Hess                 Vice President,  Engineering,  since joining the Company in
   Vice President                  1992.  Vice  President,  Responsible  for the Company's  total
   Engineering                     engineering department, including research and development and
     Age 53                        applications engineering. Previously Director of Engineering with Automated Packaging Systems, Inc., 1990-1992.


   Eric W. Koehler                 Vice President, Marketing, since March 1994.  Responsible for
   Vice President,                 marketing and sales functions.  Director of Marketing,
   Marketing                       1990-1994.  Joined the Company in 1989.
     Age 34


   Eleanor M. Kupris               Vice President, Administration, since 1982.  Corporate Secretary
   Secretary and Vice President,   since March 1992.  Responsible for purchasing and personnel.
   Administration                  Joined the Company in 1966.
     Age 55

b. Name, Age and Position       e. Business Experience During Past Five Years
   ----------------------          ------------------------------------------
   David A. Quinn                  Vice President, Finance, since joining the Company in October
   Vice President,                 1993.  Responsible for treasury, accounting and financial
   Finance                         planning functions.  Previously CFO for Bruning Paint Company,
     Age 60                        1991-1993, and Group Vice President-Finance for The Black &
                                   Decker Corporation, 1989-1991.


   Dharapuram N. Srinath           Vice President, Quality Assurance, since March 1995.  Responsible
   Vice President,                 for quality assurance and reliability functions.  Director of
   Quality Assurance               Quality Assurance and Product Reliability, 1992-1995; Director of
     Age 45                        Technology, 1990-1992.  Joined the Company in 1978.


   Arlene M. Hardy                 Corporate Controller since 1990.  Responsible for accounting
   Corporate Controller            functions.  Joined the Company in 1986.
     Age 49


d. The names, ages and positions of all of the executive officers of the Company are listed above, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at the annual meeting of directors, immediately following the annual meeting of shareholders. There are no family relationships among any of the officers of the Company, nor any arrangements or understanding between any such officers and another person pursuant to which they were elected as officers.


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

                  Included in Part II of this report:

                      Report of Independent Accountants

                      Consolidated Statements of Income for the three years ended October 26, 1996, October 28, 1995, and October 29, 1994

                      Consolidated Balance Sheets at October 26, 1996, and October 28, 1995

                      Consolidated Statements of Changes in Stockholders' Equity for the three years ended October 26, 1996, October 28, 1995, and October 29, 1994

                      Consolidated Statements of Cash Flows for the three years ended October 26, 1996, October 28, 1995, and October 29, 1994

                      Notes to Consolidated Financial Statements


       (a)   2  Financial Statements Schedules

                      Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.


       (a)   3  Exhibits

                  Exhibit 11 -

                      Schedule showing computations of earnings per share for each of three years ended October 26, 1996, October 28, 1995, and October 29, 1994.


       (b)      Reports on Form 8-K

                      None