Form 10-Q
period 1997-01-25
BOWLES FLUIDICS CORP
filed 1997-03-11
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For Quarter Ended January 25, 1997 Commission File Number 2-37706

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

                   Yes   X                No

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 25, 1997.

                      Class                  Outstanding at January 25, 1997
                Common Stock, $.10                 12,640,011 shares

   INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE THREE MONTHS ENDED JANUARY 25, 1997


                                                                           Page
   PART I.  Financial Information                                         Number

      Item 1.  Financial Statements

              Consolidated Statements of Income
                For the three months ended January 25, 1997
                and January 27, 1996......................................   3

              Consolidated Balance Sheets
                January 25, 1997 and October 26, 1996 ....................   4

              Consolidated Statements of Cash Flows
                For the three months ended January 25, 1997
                and January 27, 1996......................................   5

              Notes to Consolidated Financial Statements..................   6

      Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations ...........................................   7

   PART II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K ..........................   9
                        Exhibit 11........................................  10
                        Exhibit 20........................................  12

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                  For the Three Months Ended
                                                  --------------------------
                                                   January 25      January 27
                                                      1997            1996
                                                  -----------      -----------
Net sales                                         $ 4,244,123      $ 4,550,061

     Cost of sales                                  3,158,081        3,062,121
                                                  -----------      -----------

Gross profit                                        1,086,042        1,487,940

     Selling, general and
         administrative expenses                      840,982          663,375
     Research and development costs                   274,761          215,474
                                                  -----------      -----------

Operating income (loss)                               (29,701)         609,091

     Interest expense                                       -           (5,954)
     Other income, net                                 17,034           16,448
                                                  -----------      -----------

Income (loss) before taxes                            (12,667)         619,585

     Provision (benefit) for income taxes             (14,832)         226,616
                                                  -----------      -----------

Net income                                              2,165          392,969

     Preferred stock dividends accrued                (18,662)         (18,662)
                                                  -----------      -----------

Income (loss) applicable to
     common shareholders                          $   (16,497)     $   374,307
                                                  ===========      ===========

Primary earnings per common share                        $.00             $.03
                                                         ====             ====


Fully diluted earnings per common share                  $.00             $.02
                                                         ====             ====

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                            (Unaudited)      (Audited)
                                             January 25,     October 26,
                                                 1997           1996
                                            --------------   -----------
ASSETS
Current
     Cash and cash equivalents               $ 1,095,902     $ 1,287,110
     Investments                                 586,171         577,837
     Accounts receivable                       2,838,557       2,775,658
     Inventories                               1,472,060       1,986,065
     Other current assets                        593,003         556,525
                                             -----------     -----------
       Total current assets                    6,585,693       7,183,195
                                             -----------     -----------
Property and equipment, net                    3,416,335       3,428,765
Other assets                                     102,693         107,892
                                             -----------     -----------
Total assets                                 $10,104,721     $10,719,852
                                             ===========     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
     Accounts payable - trade                $   858,578     $ 1,104,511
     Accrued expenses and other liabilities    1,265,301       1,429,356
                                            ------------     -----------
         Total current liabilities             2,123,879       2,533,867
Other liabilities                                553,286         746,433
                                             -----------     -----------
Total liabilities                              2,677,165       3,280,300
                                             -----------     -----------

Commitments and contingencies
Stockholders' Equity
     8% Convertible preferred stock              933,080         933,080
     Common stock                              1,264,001       1,261,001
     Additional paid-in capital                2,728,082       2,726,583
     Retained earnings
         ($2,407,467 deficit eliminated
         at 10/29/94) Note 5                   2,502,393       2,518,888
                                             -----------     -----------
Total stockholders' equity                     7,427,556       7,439,552
                                             -----------     -----------
Total liabilities and stockholders' equity   $10,104,721     $10,719,852
                                             ===========     ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                      For the Three Months Ended
                                                     ---------------------------
                                                     January 25,    January 27,
                                                        1997           1996
                                                     ----------     ----------
Cash flows from operating activities:
     Net income                                      $    2,165      $ 392,969
         Adjustments to reconcile net income
         provided by operating activities:
              Depreciation and amortization             213,354        167,179
              Loss on sale of assets                      2,751          2,073
              Accretion of interest on investments       (8,334)       (10,000)
                                                     ----------    -----------
                                                        209,936        552,221
                                                     ----------    -----------
 Change in operating accounts:
              Accounts receivable                       (62,899)      (177,695)
              Inventories                               514,005        109,474
              Other assets                              (36,477)       (60,003)
              Accounts payable                         (245,933)       (86,360)
              Accrued expenses                         (108,071)      (178,400)
              Income taxes payable                            -        166,894
              Other liabilities                        (193,148)        25,638
                                                     ----------    -----------
                  Change in operating accounts         (132,523)      (200,452)
                                                     ----------    -----------
Net cash provided by operating activities                77,413        351,769
                                                     ----------    -----------

Cash flows from investing activities:
     Capital expenditures                              (198,475)      (172,368)
     Proceeds from sale of equipment                          -          1,000
                                                     ----------    -----------
Net cash used by investing activities                  (198,475)      (171,368)
                                                     ----------    -----------

Cash flows from financing activities:
     Principal payment of debt                                -        (11,144)
     Preferred stock dividend                           (74,646)       (74,648)
     Proceeds from issuance of common stock               4,500              -
                                                     ----------    -----------
Net cash used by financing activities                   (70,146)       (85,792)
                                                     ----------    -----------

Net increase (decrease) in cash and cash
equivalents                                            (191,208)        94,609

Cash and cash equivalents
     - Beginning of period                            1,287,110        676,981
                                                     ----------    -----------
     - End of period                                 $1,095,902      $ 771,590
                                                     ==========    ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General
   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of January 25, 1997, and the results of operations and cash flows for three months ended January 25, 1997 and January 27, 1996.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Inventories

Inventories are comprised of:

                                           January 25,     October 26,
                                              1997            1996
                                           ----------      ----------
              Raw Material                 $  545,487      $  678,494
              Work and tooling in process     316,536         242,369
              Finished Goods                  610,037       1,065,202
                                           ----------      ----------
                    Total                  $1,472,060      $1,986,065
                                           ==========      ==========


NOTE 3 - Property and Equipment, net
     Property and Equipment, and Accumulated Depreciation are comprised of:

                                            January 25,      October 26,
                                                1997             1996
                                            -----------      -----------
     Production machinery and equipment     $ 4,487,873      $ 4,397,018
     Office furniture and equipment           2,062,024        1,992,152
     Laboratory and machine shop equipment    1,409,678        1,395,837
     Leasehold improvements                     807,295          796,928
                                            -----------      -----------
              Total property and equipment    8,766,870        8,581,935
     Less accumulated depreciation           (5,350,535)      (5,153,170)
                                            -----------      -----------
              Net property and equipment    $ 3,416,335      $ 3,428,765
                                            ===========      ===========

NOTE 4 - Capital Stock
     In January, 1997, an officer of the Company exercised her stock options and purchased 30,000 shares of common stock at the exercise price of $.15 per share.

NOTE 5 - Quasi reorganization

     Effective   October  29,   1994,   the  Board  of   Directors   approved  a
quasi-reorganization which had the impact of eliminating the retained earnings deficit as an adjustment to the additional paid-in capital.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION



The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 26, 1996.



RESULTS OF OPERATIONS

First Quarter FY 1997 Compared with First Quarter FY 1996

The Company's sales of $4,244,123 in the first quarter of fiscal year 1997 fell short of last year's first quarter by 7%, and net income decreased to $2,165 from $392,969. Technical services sales were half of the prior year's first quarter and product sales decreased 3%. Net income was unfavorably affected principally by lower profit from product sales as well as by higher engineering costs and other operating expenses.

Shipments of light vehicle windshield washer nozzles and defroster outlets of $4,061,350 decreased 3% from the FY 1996 first quarter sales of $4,171,177. The decline was more than accounted for by the drop in the shipments of defrosters as certain models were discontinued. Technical services sales of product design work and prototypes and production tooling related to future product manufacturing declined 52% to $182,773 from last year's first quarter sales of $378,884 principally due to timing of the start-up of various car model programs.

Gross profit in the FY 1997 first quarter was $1,086,042, 27% below last year's first quarter of $1,487,940. Product sales were lower, and the profitability of the manufacturing operations declined due to lower production levels as a result of plant layoffs carried out to bring inventories in line with shipment levels. In addition, more funds were spent on engineering and other support activities for the customization of new products, particularly for the new air conditioning outlets.

Selling, general and administrative expenses were 27% higher due in part to the addition of sales personnel but principally to increases in professional service and patent costs related to product and operational improvements. Research and development costs increased by 28% as more spending was incurred for the development of the new air conditioning outlets and the improvement of the current windshield washer nozzles.

An operating loss of $29,701 was realized in the FY 1997 first quarter compared to operating income of $609,091 in the prior year's first quarter, a change of $638,792.

The benefit and the provision for income taxes, both federal and state, have been determined based upon an estimate of the total year's pretax income.

FINANCIAL CONDITION

The Company's working capital of $4,461,814 at January 25, 1997, decreased $187,514 from the previous year end at October 26, 1996. The current ratio increased from 2.83 to 3.10 during the first quarter. The decrease in working capital was caused by the reduction in finished goods inventories brought about by the plant layoffs during the first quarter of FY 1997. Accounts payable and accrued expenses were also reduced during the quarter as the result of the lower inventory levels and payment of certain year-end accruals.

Cash provided by operating activities was $77,413 in the first quarter of FY 1997 compared with $351,769 provided in the FY 1996 first quarter. The principal difference in cash flow was from the lower net income this year.

Capital expenditures were $198,475 compared with $172,368 during last year's first quarter.

North American light vehicle production (excluding Mexican output) by the three major U.S. automotive companies, which generates most of the Company's sales, decreased 5% in the fourth calendar quarter of 1996 versus the same period in 1995. Production for the first calendar quarter of 1997 is forecasted by Ward's Automotive Reports to increase 7% above the prior year's first quarter.

The Company's management believes that the present and planned production capacity should be satisfactory to meet the anticipated demands referred to above, as well as near-term new product deliveries. Cash flow from operations as well as available cash is expected to provide the funds needed for near-term working capital requirements and capital expenditures.

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE THREE MONTHS ENDED JANUARY 25, 1997

Item  6. Exhibits and Reports on Form 8-K

     Exhibit                            Description

(a)  Exhibit 11                         Calculation of Earnings
                                           Per Common Share
     Exhibit 20                         Report furnished to Security Holders

(b)  Reports on Form 8-K                none

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER COMMON SHARE


A. PRIMARY EARNINGS PER COMMON SHARE

                                               For the Three Months Ended
                                             -----------------------------
                                              January 25,      January 27,
                                                 1997             1996
                                             -----------      ------------

Calculation of net income:

         Net income per books                $     2,165      $   392,969

         Less:  Dividends on convertible
                     preferred stock              18,662           18,662
                                             -----------      -----------

              Net income (loss) as adjusted  $   (16,497)     $   374,307
                                             ===========      ===========

Calculation of outstanding shares:

         Weighted average of common
           shares outstanding                 12,615,011       12,610,011

         Add:  Assumed exercise of
                   stock options                  50,747          140,364
                                             -----------      -----------

Number of common shares
outstanding adjusted                          12,665,758       12,714,375
                                             ===========      ===========


         Primary earnings per common share   $       .00      $       .03
                                             ===========      ===========

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER COMMON SHARE (continued)

B.   FULLY DILUTED EARNINGS PER COMMON SHARE

                                               For the Three Months Ended
                                              ----------------------------
                                              January 25,      January 27,
                                                 1997             1996
                                              -----------      -----------


         Net income per books                 $     2,165      $   392,969
                                              ===========      ===========


         Weighted average of common
              shares outstanding               12,615,011       12,610,011

         Add:  Assumed conversion of
                   preferred stock              3,732,320        3,732,320
               Assumed exercise of stock
                   options                         52,639          104,364
                                              -----------      -----------



         Number of  common shares
         outstanding adjusted                  16,399,970       16,446,695
                                              ===========      ===========
                 Fully diluted earnings
                   per common share           $       .00              .02
                                              ===========      ===========