Form 10-Q
period 1997-04-26
BOWLES FLUIDICS CORP
filed 1997-06-10
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended April 26, 1997 Commission File Number 2-37706

                          Bowles Fluidics Corporation
             ------------------------------------------------------
             (exact name of registrant as specified in its charter)

           MARYLAND                                52-0741762
----------------------------------------------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)              Identification No.)

            6625 Dobbin Road, Columbia, Maryland                21045
        ----------------------------------------------------------------
        (Address of principal executive offices)              (Zip Code)

       Registrant's telephone number, including area code (410) 381-0400

Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed.

                     Yes   X                            No
                         -----                              -----

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 25, 1997.

            Class                            Outstanding at April 26, 1997
     ------------------                      -----------------------------
     Common Stock, $.10                             12,640,011 shares

INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE SIX MONTHS ENDED APRIL 26, 1997

                                                                                                   Page
                                                                                                  Number
                                                                                                  ------
   PART I.  Financial Information

      Item 1.  Financial Statements

              Consolidated Statements of Income
                For the three and six months ended
                April 26, 1997 and April 27, 1996  ..........................................        3

              Consolidated Balance Sheets
                April 26, 1997 and October 26, 1996  ........................................        4

              Consolidated Statements of Cash Flows
                For the six months ended
                April 26, 1997 and April 27, 1996  ..........................................        5

              Notes to Consolidated Financial Statements  ...................................        6

      Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition  .................................................................        7

   PART II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K  ............................................       10
                        Exhibit 11  .........................................................       11
                        Exhibit 20  .........................................................       13
                        Form 8-K  ...........................................................       15

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                   For the Three Months Ended               For the Six Months Ended
                                                  -----------------------------          ------------------------------
                                                   April 26,         April 27,             April 26,         April 27,
                                                      1997             1996                   1997              1996
                                                  -----------      ------------          ------------      ------------
Net sales                                         $ 4,983,272      $ 4,687,296           $ 9,227,395       $ 9,237,357

Cost of sales                                       3,037,098        2,872,639             6,195,179         5,934,760
                                                  -----------      -----------           -----------       -----------

Gross profit                                        1,946,174        1,814,657             3,032,216         3,302,597

     Selling, general and
         administrative expenses                      896,487        1,168,405             1,737,469         1,831,780
      Research and development costs                  256,747          363,532               531,508           579,006
                                                  -----------      -----------           -----------       -----------

Operating income                                      792,940          282,720               763,239           891,811

     Interest expense                                       -              (63)                    -            (6,018)
     Other income, net                                 32,305           21,400                49,339            37,848
                                                  -----------      -----------           -----------       -----------

Income before taxes                                   825,245          304,057               812,578           923,641

     Provision for income taxes                       307,174          106,220               292,342           332,836
                                                  -----------      -----------           -----------       -----------

Net income                                            518,071          197,837               520,236           590,805

     Preferred stock
       dividends accrued                              (18,662)         (18,662)              (37,323)          (37,324)
                                                  -----------      -----------           -----------       -----------

Income applicable to
     common shareholders                          $   499,409      $   179,175           $   482,913       $    553,481
                                                  ===========      ===========           ===========       ============

Primary earnings per common share                 $       .04      $       .01           $       .04       $        .04
                                                  ===========      ===========           ===========       ============

Fully diluted earnings per common share           $       .03      $       .01           $       .03       $        .04
                                                  ===========      ===========           ===========       ============


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                (Unaudited)               (Audited)
                                                                 April 26,               October 26,
                                                                    1997                     1996
                                                              ---------------           -------------
ASSETS

Current
    Cash and cash equivalents                                  $   1,047,379              $  1,287,110
    Investments available for sale                                   594,505                   577,837
    Accounts receivable                                            3,436,984                 2,775,658
    Inventories                                                    1,769,122                 1,986,065
    Other current assets                                             481,333                   556,525
                                                               -------------              ------------
        Total current assets                                       7,329,323                 7,183,195
                                                               -------------              ------------
Property and equipment, net                                        3,419,346                 3,428,765

Other assets                                                         100,338                   107,892
                                                               -------------              ------------
Total assets                                                   $  10,849,007              $ 10,719,852
                                                               =============              ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable - trade                                   $     819,521              $  1,104,511
    Accrued expenses and other liabilities                         1,652,510                 1,389,356
    Income taxes payable                                             119,872                    40,000
                                                               -------------              ------------
         Total current liabilities                                 2,591,903                 2,533,867
Other liabilities                                              $     330,139              $    746,433
                                                               -------------              ------------
          Total liabilities                                    $   2,922,042              $  3,280,300
                                                               -------------              ------------

Commitments and contingencies
Stockholders' Equity
    8% Convertible preferred stock                                   933,080                   933,080
    Common stock                                                   1,264,001                 1,261,001
    Additional paid-in capital                                     2,728,082                 2,726,583
    Retained earnings
        ($2,407,467 deficit eliminated
         at 10/29/94) Note 5                                       3,001,802                 2,518,888
                                                               -------------              ------------
Total stockholders' equity                                         7,926,965                 7,439,552
                                                               -------------              ------------
Total liabilities and stockholders' equity                     $  10,849,007              $ 10,719,852
                                                               =============              ============


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                         For the Six Months ended
                                                                 -----------------------------------------
                                                                    April 26,                 April 27,
                                                                      1997                       1996
                                                                 --------------            ---------------
Cash flows from operating activities:
Net income                                                       $    520,236                $   590,805
     Adjustments to reconcile net income
     provided by operating activities:
        Depreciation and amortization                                 448,238                    353,866
        Deferred income taxes                                               -                   (162,000)
        Loss on disposal of assets                                      2,450                     15,217
        Accretion of interest on investments                          (16,668)                    (5,329)
                                                                 ------------                -----------
                                                                      954,256                    792,559
                                                                 ------------                -----------

 Change in operating accounts:
        Accounts receivable                                          (661,326)                  (172,799)
        Inventories                                                   216,942                    163,972
        Other assets                                                   72,395                    (80,651)
        Accounts payable                                             (284,990)                  (303,895)
        Accrued expenses and other liabilities                       (115,818)                   414,427
        Income taxes payable                                           79,872                     80,114
                                                                 ------------                -----------
              Change in operating accounts                           (692,925)                   101,168
                                                                 ------------                -----------
 Net cash provided by operating activities                            261,331                    893,727
                                                                 ------------                -----------

Cash flows from investing activities:
     Capital expenditures                                            (431,341)                  (544,233)
     Proceeds from sale of equipment                                      425                          -
     Proceeds from sale of investments                                      -                    489,058
                                                                 ------------                -----------
Net cash used in investing activities                                (430,916)                   (55,175)
                                                                 ------------                -----------

Cash flows from financing activities:
     Principal payment of debt                                              -                   (271,668)
     Preferred stock dividend                                         (74,646)                   (74,648)
     Proceeds from issuance of common stock                             4,500                          -
                                                                 ------------                -----------
Net cash used in financing activities                                 (70,146)                  (346,316)
                                                                 ------------                -----------

Net increase(decrease) in cash and cash
   equivalents                                                       (239,731)                   492,236

Cash and cash equivalents
     - Beginning of period                                          1,287,110                    676,981
                                                                 ------------                -----------
     - End of period                                             $  1,047,379                $ 1,169,217
                                                                 ============                ===========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

   In  the  opinion  of  the  Company,  the  accompanying   unaudited  financial
statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 26, 1997, and the results of operations and cash flows for three and six months ended April 26, 1997 and April 27, 1996.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Inventories

   Inventories are comprised of:

                                                             April 26,             October 26,
                                                               1997                   1996
                                                           ------------           -------------
              Raw Material                                  $   617,780           $   678,494
              Work and tooling in process                       613,986               242,369
              Finished Goods                                    537,356             1,065,202
                                                            -----------           -----------
                    Total                                   $ 1,769,122           $ 1,986,065
                                                            ===========           ===========

NOTE 3 - Property and Equipment, and Accumulated Depreciation

   Property and Equipment, and Accumulated Depreciation are comprised of:

                                                             April 26,          October 26,
                                                               1997                1996
                                                           ------------        -------------
     Production machinery and equipment                    $ 4,568,873         $  4,397,018
     Office furniture and equipment                          2,242,438            1,992,152
     Laboratory and machine shop equipment                   1,416,220            1,395,837
     Leasehold improvements                                    768,694              796,928
                                                           -----------         ------------
              Total property and equipment                   8,996,225            8,581,935
     Less accumulated depreciation                          (5,576,879)          (5,153,170)
                                                           -----------         ------------
              Net property and equipment                   $ 3,419,346         $  3,428,765
                                                           ===========         ============

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

RESULTS OF OPERATIONS
---------------------

Second Quarter FY 1997 Compared with Second Quarter FY 1996
-----------------------------------------------------------

The Company achieved record sales in the second quarter of fiscal year 1997 as a result of strong shipments of windshield washer nozzles. Net income was also higher in this year's second quarter due to the lack of last year's second quarter additional charge related to the planned termination of the Company's sales agreement and due to the increased sales of washer nozzles. The termination of the agreement became effective May 14, 1997.

Net sales in the second quarter of fiscal year 1997 rose to $4,983,272, 6% above last year's second quarter sales of $4,687,296. Net income was $518,071, 162% or $320,234 more than last year's second quarter income of $197,837.

Sales of light vehicle windshield washer and defroster nozzles of $4,878,833 increased 5% over last year's second quarter sales of $4,640,865 despite a drop in shipments of defrosters as certain models were discontinued. Sales of washer nozzles for General Motors vehicles were strong because of this year's higher production of new car models and the recovery from last year's second quarter plant shutdowns. Sales of prototype and production tooling of $104,438 for future product manufacturing increased 125% over last year's second quarter tooling sales, principally due to the timing of the start-up of various car model programs.

Gross profit in this year's second quarter was $1,946,174, 7% above last year's second quarter profit of $1,814,657, principally as a result of the higher volume of washer nozzle shipments, in spite of greater spending on engineering and other support activities for the customization of new products, both washer nozzles and air conditioning outlets.

Selling, general and administrative expenses of $896,487 for the fiscal year 1997 second quarter were 23% lower than those for the prior fiscal year's second quarter due to the lack of last year's $420,000 additional charge related to the planned termination of the Company's sales agreement with one of its manufacturer's representatives. These expenses were also affected by the addition of sales personnel as well as increased consulting fees related to long-range planning. Research and development costs at 5.2% of net sales were $256,747, 29% below last year's second quarter as a special program for the improvement of windshield washer nozzles was completed during that year.

Operating income increased $510,220 or 180% to $792,940 in this fiscal year's second quarter compared to $282,720 in last year's comparable period.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' second quarters were essentially the same.

Six Months Ended April 26, 1997, Compared with Six Months Ended April 27, 1996
------------------------------------------------------------------------------

For the first six months of the 1997 fiscal year ended April 26, 1997, net sales were unchanged, but net income decreased as a result of higher spending for customization of new products.

Net sales for the first six months of fiscal year 1997 were $9,227,395, essentially the same as the prior year's first six months. Net income decreased 12% to $520,236 from last year's first six months results of $590,805.

Sales of light vehicle washer and defroster nozzles of $8,940,183 increased 1.5% in the first six months compared with $8,812,042 in the same period in the prior year. Higher shipments of washer nozzles for General Motors vehicles were offset by lower shipments of defroster nozzles. Technical services sales of product design work and prototype and production tooling related to future product manufacturing declined 32% to $287,212 from last year's first six months sales of $425,315, principally due to the timing of the start-up of various car model programs.

Gross profit in the first six months of the 1997 fiscal year declined 8% to $3,032,216 from $3,302,597 in the similar 1996 period as a result of higher spending on engineering and other support activities for the customization of new windshield washer nozzles and air conditioning outlets.

Selling, general and administrative expenses were $1,737,469 in the first six months of fiscal year 1997, 5% lower than in the similar 1996 period due to the lack of last year's $420,000 additional charge related to the planned termination of the Company's sales agreement with one of its manufacturer's representatives. These expenses were also affected by the addition of sales personnel as well as increases in consulting fees for operational improvements and long-range planning. Research and development costs at 5.8% of net sales decreased by 8% as less spending was incurred for basic fluidic and other new product research.

Operating income of $763,239 was earned in this year's first six months compared with $891,811 in the similar period last year, a 14% decline.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' six months were essentially the same.


FINANCIAL CONDITION
-------------------

The Company's working capital of $4,737,420 at April 26, 1997, increased $88,092 or 2% from the previous fiscal year end at October 26, 1996. The current ratio of 2.83 remained the same for the two dates. The current working capital would have increased due to higher accounts receivable from increased General Motors sales and the decline in accrued liabilities from payment of certain year-end accruals. However, current liabilities increased because a significant portion of last year's accrual related to the termination of the Company's sales agreement was reclassified from long-term to current liabilities.

Cash provided by operating activities was $261,331 in the first six months of fiscal year 1997 compared with $893,727 in last fiscal year's similar period. The principal difference in cash flow was the investment this year in trade accounts receivable due to timing of cash receipts and the accrual last year related to the termination of the Company's sales agreement.

Capital expenditures were $431,341 in this fiscal year's first six months, $112,892 less than the comparable period last year. The Company's management believes that capital expenditures for the 1997 fiscal year as a whole will be approximately equal to the prior year.

North American light vehicle production (excluding Mexican output) by the three major U.S. automotive companies, which generates most of the Company's sales, increased 7% in the first calendar quarter of 1997 versus the same period in 1996. Production for the second calendar quarter of 1997 is forecasted by Ward's Automotive Reports to decrease slightly from last year's second quarter.

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

BOWLES FLUIDICS CORPORATION
PART II. OTHER INFORMATION

FOR THE SIX MONTHS ENDED APRIL 26 1997

Item 6. Exhibits and Reports on Form 8-K

      Exhibit                       Description
      -------                       -----------
(a)   Exhibit 11                    Calculation of Earnings
                                     Per Common Share
      Exhibit 20                    Report furnished to Security Holders


(b)   Reports on Form 8-K

BOWLES FLUIDICS CORPORATION -EXHIBIT 11
CALCULATION OF EARNINGS PER SHARE


  A. PRIMARY EARNINGS PER COMMON SHARE

                                                        For the Three Months Ended          For the Six Months Ended
                                                      ------------------------------      ----------------------------
                                                       April 26,         April 27,         April 26,         April 27,
                                                          1997              1996             1997              1996
                                                      -----------       -----------       -----------       -----------
Calculation of net income:

         Net income per books                        $     518,071     $     197,837    $    520,236      $     590,805

         Less:  Dividends on convertible
                     preferred stock                        18,662            18,662          37,323             37,324
                                                     -------------     -------------    ------------      -------------

              Net income as adjusted                 $     499,409     $     179,175    $    482,913      $     553,481
                                                     =============     =============    =============     =============

Calculation of outstanding shares:

         Weighted average of common
           shares outstanding                           12,640,011        12,610,011      12,627,511         12,610,011

         Add:  Assumed exercise of stock
                    options                                 45,836            86,726          48,570            114,837
                                                     -------------     -------------    ------------      -------------

Number of common shares
outstanding adjusted                                    12,685,847        12,696,737      12,676,081         12,724,848
                                                     =============     =============    =============     =============


         Primary earnings per common share           $         .04     $         .01    $        .04      $         .04
                                                     =============     =============    =============     =============

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER COMMON SHARE (continued)

  B. FULLY DILUTED EARNINGS PER COMMON SHARE

                                                        For the Three Months Ended          For the Six Months Ended
                                                     --------------------------------   --------------------------------
                                                        April 26,        April 27,         April 26,         April 27,
                                                          1997             1996              1997              1996
                                                     ---------------   --------------   --------------    --------------
         Net income per books                        $     518,071     $    197,837     $    520,236      $     590,805
                                                     -------------     ------------     ------------      -------------


         Weighted average of common
              shares outstanding                        12,640,011       12,610,011       12,627,511         12,610,011

         Add:  Assumed conversion of
                   preferred stock                       3,732,320        3,732,320        3,732,320          3,732,320
               Assumed exercise of stock
                   options                                  45,836           87,556           48,570            114,837
                                                     -------------     ------------     ------------      -------------


         Number of common shares
         outstanding adjusted                           16,418,167       16,429,887       16,408,401         16,457,168
                                                     =============     ============     ============      =============


         Fully diluted earnings
           per share                                 $         .03     $        .01     $        .03      $         .04
                                                     =============     ============     ============      =============

                                                                      Exhibit 20


                           BOWLES FLUIDICS CORPORATION
               6625 Dobbin Road, Columbia, Maryland 21045-4707 USA
                  Phone: 410-381-0400         Fax: 410-381-2718



                                                                   June 10, 1997



TO THE STOCKHOLDERS OF BOWLES FLUIDICS CORPORATION:


Record sales of windshield washer and defroster nozzles in the second quarter of FY 1997 increased 5% over the same period last year. The adverse sales effect of discontinuing certain defroster models was more than compensated by the increase in washer nozzle shipments.

During this quarter our new sales office was opened in Detroit and all planned positions have been filled. The sales force is devoting their time to both the washer nozzle and the AC outlet product lines.

Also, in this period, we have successfully completed our first QS-9000 Surveillance Audit and have begun use of our new integrated information system.

We continue to apportion more resources to pursue the AC outlet opportunities as well as certain household and industrial applications.

                                   Sincerely,



                                   Ronald Stouffer
                                   President


RS:lto
Attachment

                                                                      EXHIBIT 20



BOWLES FLUIDICS CORPORATION
--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                                   Three Months Ended                    Six Months Ended
                                                         April 26, 1997      April 27, 1996      April 26, 1997       April 27, 1996
                                                         --------------      --------------      --------------       --------------
Net Sales                                              $ 4,983,272           $ 4,687,296          $ 9,227,395          $ 9,237,357
Cost of Sales                                            3,037,098             2,872,639            6,195,179            5,934,760
Selling, General and Administrative Expenses               896,487             1,168,405            1,737,469            1,831,780
Research and Development Costs                             256,747               363,532              531,508              579,006
Interest Expense and Other (Income) and Expense, Net       (32,305)              (21,337)             (49,339)             (31,830)
                                                       -----------           -----------          -----------          -----------

Income before Taxes                                    $   825,245           $   304,057          $   812,578          $   923,641

Provision (benefit) for Income Taxes                       307,174               106,220              292,342              332,836
                                                       -----------           -----------          -----------          -----------
Net Income                                             $   518,071           $   197,837          $   520,236          $   590,805
                                                       -----------           -----------          -----------          -----------
Income (loss) applicable to Common Shareholders        $   499,409           $   179,175          $   482,913          $   553,481
                                                       ===========           ===========          ===========          ===========

Net Income per Common Share
    Primary                                            $      0.04           $      0.01          $      0.04          $      0.04
    Fully Diluted                                      $      0.03           $      0.01          $      0.03          $      0.04

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

                                                         Unaudited              Audited
                                                      April 26, 1997       October 26, 1996
                                                      --------------       ----------------
Assets
     Cash and Cash Equivalents                         $ 1,047,379           $ 1,287,110
      Investments                                          594,505               577,837
      Accounts Receivable                                3,436,984             2,775,658
      Inventories                                        1,769,122             1,986,065
      Other Current Assets                                 481,333               556,525
                                                       -----------           -----------

           Total Current Assets                          7,329,323             7,183,195

      Property, Plant and Equipment, Net                 3,419,346             3,428,765
      Other Assets                                         100,338               107,892
                                                       -----------           -----------

            Total Assets                               $10,849,007           $10,719,852
                                                       ===========           ===========

Liabilities and Stockholders' Equity
    Accounts Payable--Trade                            $   819,521           $ 1,104,511
    Accrued Expenses and Other Liabilities               1,652,510             1,389,356
    Income Taxes Payable                                   119,872                40,000

         Total Current Liabilities                       2,591,903             2,533,867

     Other Liabilities                                     330,139               746,433
                                                       -----------           -----------

         Total Liabilities                               2,922,042             3,280,300
                                                       -----------           -----------

    8% Convertible Preferred Stock                         933,080               933,080
    Common Stock                                         1,264,001             1,261,001
    Additional Paid-in Capital                           2,728,082             2,726,583
    Retained Earnings                                    3,001,802             2,518,888
                                                       -----------           -----------

        Stockholders' Equity                             7,926,965             7,439,552
                                                       -----------           -----------

        Total Liabilities and Stockholders' Equity     $10,849,007           $10,719,852
                                                       ===========           ===========

BOWLES FLUIDICS CORPORATION
PART II. OTHER INFORMATION

Item 6.       (b)     Reports on Form 8-K

March 25, 1997

           An Annual Meeting of Stockholders of Bowles Fluidics Corporation was held on March 13, 1997.

        1.   The following Board of Directors was elected:

                           William Ewing, III
                           Ronald D. Stouffer
                           John E. Searle, Jr.
                           David C. Dressler

        2. Also at the meeting of stockholders, Coopers & Lybrand L.L.P. was appointed as the Corporation's certified public accountants.

        3. At a director's meeting immediately following the meeting of Stockholders, the following officers were elected:

             Chairman of the Board                        William Ewing  III
             President                                    Ronald D. Stouffer
             Vice President, Administration, & Secretary  Eleanor M. Kupris
             Vice President, Engineering                  Richard W. Hess
             Vice President, Finance                      David A. Quinn
             Vice President, Marketing                    Eric W. Koehler
             Vice President, Quality Assurance            Dharaphuram N. Srinath
             Vice President, Operations                   Melvyn J. L. Clough
             Corporate Controller                         Arlene M. Hardy

        4. Miss Kupris has exercised an incentive stock option for 30,000 shares of the Common Stock of the Corporation, par value $.10 at $.15 per share. Sales of the stock is restricted in accordance with the terms of the Corporation's Incentive Stock Option Plan.

                                    FORM 10-Q

                           BOWLES FLUIDICS CORPORATION

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                     BOWLES FLUIDICS CORPORATION





Date_____________________                            By________________________
                                                       Ronald D. Stouffer
                                                       President





Date_____________________                            By________________________
                                                       David A. Quinn
                                                       Vice President-Finance