Form 10-Q
period 1997-07-26
BOWLES FLUIDICS CORP
filed 1997-09-10
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended July 26, 1997 Commission File Number 2-37706

                          Bowles Fluidics Corporation
             (exact name of registrant as specified in its charter)

              MARYLAND                                       52-0741762
         (State or other jurisdiction of               (I..R.S. Employer
         incorporation or organization)                 Identification No.)

            6625 Dobbin Road, Columbia, Maryland          21045
            (Address of principal executive offices)    (Zip Code)

       Registrant's telephone number, including area code (410) 381-0400

Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed.

                      Yes     X                          No

Indicate the number of shares outstanding of each issurer's classes of common stock, as of July 26, 1997.

                  Class                      Outstanding at July 26, 1997
            ------------------               ----------------------------
            Common Stock, $.10                      12,640,011 shares

INDEX

     BOWLES FLUIDICS CORPORATION
     FOR THE NINE MONTHS ENDED JULY 26, 1997

                                                               Page
PART I.       Financial Information                           Number
                                                              ------
     Item 1.  Financial Statements

              Consolidated Statements of Income
                 For the three and nine months ended
                 July 26, 1997, and July 27, 1996..........   3

              Consolidated Balance Sheets
                 July 26, 1997, and October 26, 1996.......   4

              Consolidated Statements of Cash Flows
                 For the nine months ended
                 July 26, 1997, and July 27, 1996...........  5

              Notes to Consolidated Financial Statements....  6

     Item 2.  Management's Discussion and Analysis
              of Results of Operations and Financial
              Condition.....................................  7

PART II.      Other Information

     Item 6.Exhibits and Reports on Form 8-K................ 11
              Exhibit 11.................................... 12
              Exhibit 20.................................... 14

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                     For the Three Months Ended      For the Nine Months Ended
                                                     --------------------------      --------------------------
                                                      July 26,         July 27,        July 26,      July 27,
                                                        1997             1996            1997         1996
                                                     -----------     -----------      ----------    ------------
Net sales                                         $     4,387,924   $  4,101,894   $  13,615,319  $  13,339,251

Cost of sales                                           3,130,132      2,905,128       9,325,310      8,839,888
                                                  ---------------   -------------  -------------  -------------

Gross profit                                            1,257,792      1,196,766       4,290,009      4,499,363

     Selling, general and
        administrative expenses                           672,013        987,879       2,409,483      2,819,659
     Research and development costs                       225,055        275,838         756,563        854,844
                                                  ---------------   -------------  -------------  -------------

Operating income (loss)                                   360,724        (66,951)      1,123,963        824,860

     Interest income                                       30,363         24,590          81,551         62,449
     Other (expense), net                                  (3,990)       (11,561)         (5,839)       (17,590)
                                                  ---------------   -------------  -------------  -------------

Income (loss) before taxes                                387,097        (53,922)      1,199,675        869,719

     Provision (credit) for income taxes                  140,345        (35,148)        432,687        297,688
                                                  ---------------   -------------  -------------  -------------

Net income (loss)                                         246,752        (18,774)        766,988        572,031


     Preferred stock
        dividends accrued                                  18,662         18,662          55,985         55,986
                                                  ---------------   -------------  -------------  -------------

Income (loss) applicable to
     common shareholders                          $       228,090   $    (37,436)   $    711,003   $    516,045
                                                  ===============   =============  =============  =============

Primary earnings per common share                 $           .02   $        .00     $      .06    $        .04
                                                  ===============   =============  =============  =============

Full diluted earnings per common share            $           .02   $        .00     $      .05    $        .03
                                                  ===============   =============  =============  =============


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                                                 (Unaudited)                    (Audited)
                                                                                   July 26,                    October 26,
                                                                                    1997                           1996
                                                                                 ------------                  ------------
ASSETS

Current

    Cash and cash equivalents                                                  $  1,087,565                  $  1,287,110
    Investments available for sale                                                1,541,594                       577,837
    Accounts receivable                                                           2,195,555                     2,775,658
    Inventories                                                                   2,148,154                     1,986,065
    Other current assets                                                            408,285                       556,525
                                                                           ----------------              ----------------
       Total current assets                                                       7,381,153                     7,183,195
                                                                           ----------------              ----------------
Property and equipment, net                                                       3,535,664                     3,428,765

Other assets                                                                         99,595                       107,892
                                                                           ----------------              ----------------
Total assets                                                                 $   11,016,412                $   10,719,852
                                                                           ================                ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current

    Accounts payable - trade                                                 $      696,304              $      1,104,511
    Accrued expenses and other liabilities                                        1,838,061                     1,389,356
    Income taxes payable                                                                  -                        40,000
                                                                           ----------------              ----------------

       Total current liabilities                                                  2,534,365                     2,533,867

Other liabilities                                                                   326,992                       746,433
                                                                            ---------------              ----------------
       Total liabilities                                                     $    2,861,357              $      3,280,300
                                                                            ---------------              ----------------

Commitments and contingencies

Stockholder's Equity

    8% Convertible preferred stock                                                  933,080                       933,080
    Common stock                                                                  1,264,001                     1,261,001
    Additional paid-in capital                                                    2,728,082                     2,726,583
    Retained earnings
        ($2,407,467 deficit eliminated
          at 10/29/94) NOTE 5                                                     3,229,892                     2,518,888
                                                                            ---------------              ----------------
    Total stockholders' equity                                                    8,155,055                     7,439,552
                                                                            ---------------              ----------------
    Total liabilities and stockholders' equity                              $    11,016,412              $     10,719,852
                                                                            ===============              ================


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                  For The Nine Months Ended
                                                                                  -------------------------
                                                                                July 26,                 July 27,
                                                                                  1997                      1996
                                                                             ------------                ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                                                   $   766,988                   $    572,031
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                           699,690                        548,731
         Deferred income taxes                                                         -                       (294,600)
         Loss on disposal of assets                                                2,891                         15,460
         Accretion of interest on investments                                     (1,580)                       (10,832)
                                                                            ------------                   ------------
                                                                               1,467,989                        830,790
         Change in operating accounts:                                      ------------                   ------------

             Accounts receivable                                                 580,103                        659,052
             Inventories                                                        (162,089)                       234,682
             Other assets                                                        145,444                        (60,993)
             Accounts payable                                                   (408,207)                      (398,978)
             Accrued expenses and other liabilities                               44,609                        799,204
             Income taxes payable                                                (40,000)                      (111,441)
                                                                            ------------                   ------------
                 Changes in operating accounts                                   159,860                      1,121,526
                                                                            ------------                   ------------
Net cash provided by operating activities                                      1,627,849                      1,952,316
                                                                            ------------                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Capital expenditures                                                       (791,063)                      (898,095)
     Patent and trademark expenditures                                            (4,433)                             -
     Proceeds from sale of equipment                                                 425                              -
     Purchase of investments                                                  (1,540,014)                      (566,664)
     Proceeds from sale of investments                                           577,837                        489,058
                                                                            ------------                   ------------
Net cash used in investing activities                                         (1,757,248)                      (975,701)
                                                                            ------------                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Principal payment of debt                                                         -                       (271,668)
     Preferred stock dividend                                                    (74,646)                       (74,648)
     Proceeds from issuance of common stock                                        4,500                              -
                                                                            ------------                   ------------
Net cash used in financing activities                                            (70,146)                      (346,316)
                                                                            ------------                   ------------

Net increase (decrease) in cash and cash
    equivalents                                                                 (199,545)                       630,299

CASH AND CASH EQUIVALENTS

     - Beginning of period                                                     1,287,110                        676,981
                                                                            ------------                   ------------
     - End of period                                                        $  1,087,565                    $ 1,307,280
                                                                            ============                    ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

     In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of July 26, 1997, and the results of operations and cash flows for three and nine months ended July 26, 1997, and July 27, 1996. Certain amounts in the FY1996 financial statements have been reclassified to conform to the FY1997 financial statement presentation.

     While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - INVENTORIES

Inventories are comprised of:

                                           July 26,            October 26,
                                             1997                 1996
                                          -----------         -------------
   Raw material                           $   733,151         $    678,494
   Work and tooling in process                615,402              242,369
   Finished goods                             799,601            1,065,202
                                          -----------            ---------
           Total                          $ 2,148,154          $ 1,986,065
                                          ===========          ===========

NOTE 3 - PROPERTY AND EQUIPMENT, AND ACCUMULATED DEPRECIATION

Property and Equipment, and Accumulated Depreciated are comprised of:

                                                   July 26,        October 26,
                                                     1997             1996
                                                 -----------       -----------
 Production machinery and equipment              $ 4,800,478       $ 4,397,018
 Office furniture and equipment                    2,310,319         1,992,152
 Laboratory and machine shop equipment             1,436,910         1,395,837
 Leasehold improvements                              807,046           796,928
                                                 -----------      ------------
          Total property and equipment             9,354,753         8,581,935
 Less accumulated depreciation                    (5,819,089)       (5,153,170)
                                                  ----------      ------------
          Net property and equipment             $ 3,535,664      $  3,428,765
                                                 ===========      ============

NOTE 4 - COMMON STOCK

     In January 1997, an officer of the Company exercised stock options and purchased 30,000 shares of common stock at the exercise price of $.15 per share.

NOTE 5 - QUASI-REORGANIZATION

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

RESULTS OF OPERATIONS

Third Quarter FY 1997 Compared with Third Quarter FY 1996

Record sales for the Company's third quarter, which includes the annual vacation shutdown period for the automotive industry, was achieved this year but all due to higher sales of production tooling. Product sales were slightly lower than last year. Net income, however, was significantly higher, due to the running of the manufacturing facilities at higher levels more efficiently and the absence of last year's additional charge related to the planned termination of the Company's sales agreement with one of its manufacturer's representatives.

Net sales in the third quarter of FY 1997 rose to $4,387,924, 7% above last year's third quarter sales of $4,101,894. Net income was $246,752, $265,526 greater than last year's third quarter loss of $18,774.

Sales of light vehicle windshield washer and defroster nozzles of $3,983,944 decreased 1% from last year's third quarter sales of $4,012,500. A 5% increase in washer nozzle shipments, approximately half of which was due to the sales of new nozzles for a transplant manufacturer in the U.S., was more than offset by a 39% decrease in defroster nozzle shipments as certain parts were discontinued. Sales of prototype and production tooling of $403,979 for future product manufacturing increased significantly over last year's third quarter sales of $89,394 due to the timing of the start-up of a number of new washer nozzle programs.

Gross profit in this year's third quarter was $1,257,792, 5% above last year's third quarter profit of $1,196,766. The Company's production facilities ran at a 19% higher level than the previous year's third quarter and this provided efficiencies that enhanced the financial results for the quarter. On the other hand, greater spending was incurred for engineering and other support activities related to the customization of new products, both washer nozzles and air conditioning outlets.

Selling, general and administrative expenses of $672,013 for the fiscal year 1997 third quarter were 32% lower than those for the prior year's third quarter due to the lack of last year's $340,000 additional charge related to the planned termination of the Company's sales agreement with one of its manufacturer's representatives. Research and development costs at 5.1% of net sales were $225,055, 18% below last year's third quarter as a special program for the improvement of windshield washer nozzles was completed last year and less spending was incurred for nonautomotive product development. Greater spending, however, was made for development of the new air conditioning outlet.

Operating income increased $427,675 to $360,724 in this year's third quarter from a loss in the previous year's third quarter of $66,951.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income using the same tax rates for both this year and last year.

Nine Months Ended July 26, 1997, Compared with Nine Months Ended July 27, 1996

For the first nine months of the 1997 fiscal year ended July 26, 1997, net sales were only slightly higher and net income was 34% higher since this year's results did not include last year's additional charge for termination commissions, even though expenses rose in several areas.

Net sales for the first nine months of fiscal year 1997 were $13,615,319, 2% above last year's first nine months sales of $13,339,251. Net income, however, increased 34% to $766,988 from the prior year's first nine months results of $572,031.

Sales of light vehicle windshield washer and defroster nozzles of $12,924,127 increased 1% in the first nine months of FY 1997 compared with $12,824,542 in the same period the prior year. Stronger shipments of washer nozzles were offset by lower shipments of defroster nozzles as certain parts were discontinued. Technical services sales of product design and prototype and production tooling related to future product manufacturing increased 34% to $691,191 from last year's first nine month sales of $514,709 due to the reimbursement of part of the design costs for a new air conditioning outlet. The Company has been selected as the supplier of automotive air conditioning outlets for two future vehicles scheduled for production by one customer starting in 1999 and by another in 2000.

Gross profit in the first nine months of the 1997 fiscal year declined 5% to $4,290,009 from $4,499,363 in the similar 1996 period as a result of higher spending on engineering and the support activities for the customization of new windshield washer nozzles and air conditioning outlets. The current year's gross profit was also improved by the achievement of greater manufacturing efficiencies.

Selling, general and administrative expenses were $2,409,483 in the first nine months of fiscal year 1997, $410,176 or 15% lower than in the similar 1996 period due to the lack of last year's $760,000 additional charge related to the planned termination of the Company's sales agreement with two of its manufacturer's representatives. These expenses also increased from the addition of sales personnel as well as increases in professional services for operational improvements and long-range planning. Research and development costs at 5.6% of net sales decreased 12% as less spending was incurred for washer nozzle improvement and nonautomotive product development but more was spent for development of the air conditioning outlet.

Operating income of $1,123,963 in this year's first nine months compared with $824,860 in the similar period last year, a 36% increase.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' nine months were essentially the same.

FINANCIAL CONDITION

The Company's position in cash, cash equivalents, and current investments available for sale on July 26, 1997, reached $2,629,159, an increase of $764,212 over the previous fiscal year end of October 26, 1996. The working capital of $4,846,788 at July 26, 1997, increased $197,460 from the last fiscal year end. The current ratio rose from 2.8 to 2.9 during the first nine months of FY 1997.

From the previous fiscal year end, accounts receivable declined as a result of the timing of receipts as well as lower sales prior to July 26, 1997, versus October 26, 1996. Accounts payable decreased as a result of lower business activity compared to the previous year end.

Cash provided by operating activities was $1,627,849 in the first nine months of fiscal year 1997 compared with $1,952,316 in the last fiscal year's similar period. There were two principal differences in cash flow: one was the additional investment in product design work and tooling inventories scheduled for future sales; the other was the lower net income excluding the additional expense last year related to the termination of the Company's sales agreement. This expense was not paid out last year, but rather payment started May 15 this year and will continue for one year.

Capital expenditures were $791,063 in this fiscal year's first nine months, $107,032 less than the comparable period last year. The Company's management believes that capital expenditures for the 1997 fiscal year as a whole will be approximately equal to or less than the prior year.

North American light vehicle production (excluding Mexican output) by the three major U.S. automotive companies, which generates most of the Company's sales, increased 7% in the first calendar quarter of 1997 versus the same period in 1996 and decreased 4% in the second quarter. Production for the third calendar quarter of 1997 is forecasted to decrease 3% from last year's third quarter.

The Company's management believes that the present and planned production capacity should be satisfactory to meet the anticipated demands referred to above, as well as near-term new product deliveries. Cash flow from operations as well as available cash is expected to provide the funds needed for near-term working capital requirements and capital expenditures.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

NEW ACCOUNTING STANDARDS

In 1997, the Financial Accounting Standards Board issued the following Statements of Financial Accounting Standards:

No. 128 - "Earnings per Share"

This statement, which becomes effective for fiscal years ending after December 15, 1997, replaces the presentations of primary earnings per share with a presentation of basic earnings per share and also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation. The adoption of this Standard would not have had a material effect on the Company's computation of earnings per share for the three- and nine-month periods ended July 26, 1997, and July 27, 1996.

No. 131 - "Disclosures About Segments of an Enterprise and Related Information"

This statement becomes effective for fiscal years ending after December 15, 1997, and changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders.

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE NINE MONTHS ENDED JULY 26, 1997

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
(a)       Exhibit 11                 Calculation of Earnings
                                       Per Common Share

          Exhibit 20                 Report furnished to Security Holders

(b)  Reports on Form 8-K             None

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER SHARE

A.   PRIMARY EARNINGS PER COMMON SHARE

                                                            For the Three Months Ended         For the Nine Months Ended
                                                            --------------------------         -------------------------
                                                             July 26,         July 27,          July 26,        July 27,
                                                               1997             1996               1997          1996
                                                             --------         --------           -------       -------
Calculation of net income:

          Net income (loss)                             $       246,752   $    (18,774)    $       766,988      $    572,031

          Less:  Dividends on convertible
                     preferred stock                             18,662         18,662              55,985            55,986
                                                         ---------------   ---------------  ----------------  -------------

                  Net income (loss) as adjusted         $       228,090     $  (37,436)    $        711,003     $    516,045
                                                        ===============     =============  ================     ============

Calculation of outstanding common shares:

          Weighted average of common
              shares outstanding                             12,640,011        12,610,011        12,633,111       12,610,011

          Add:  Assumed exercise of stock
                          options                                34,346            78,457            45,284           91,233
                                                        ---------------   ---------------  ----------------  ---------------
          Number of common shares
              outstanding adjusted                           12,674,357        12,688,468        12,678,395       12,701,244
                                                        ===============   ===============  ================  ===============

Primary earnings per common share                       $           .02   $            .00 $            .06  $           .04
                                                        ===============   ================ ================  ===============

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER COMMON SHARE (continued)

B.  FULLY DILUTED EARNINGS PER COMMON SHARE

                                                              For the Three Months Ended         For the Nine Months Ended
                                                             -----------------------------      ----------------------------
                                                               July 26,          July 27,         July 26,         July 27,
                                                                 1997              1996             1997             1996
                                                             -----------       -----------      -----------      -----------
Net income (loss)                                            $   246,752       $   (18,774)     $   766,988      $   572,031
                                                             ===========       ===========      ===========      ===========


Calculation of outstanding common shares:

        Weighted average of common

            shares outstanding                                12,640,011        12,610,011       12,633,111       12,610,011

        Add:  Assumed conversion of

                    preferred stock                            3,732,320         3,732,320        3,732,320        3,732,320
                  Assumed exercise of
                      stock options                               38,615            78,457           45,284           91,233
                                                             -----------       -----------      -----------      -----------


        Number of common shares

           outstanding adjusted                               16,410,946        16,420,788       16,410,715       16,433,564
                                                             ===========       ===========      ===========      ===========

Fully diluted earnings per share                             $       .02       $       .00      $       .05      $       .03
                                                             ===========       ===========      ===========      ===========

                                                                      Exhibit 20

                          BOWLES FLUIDICS CORPORATION
              6625 Dobbin Road, Columbia, Maryland 21045-4707 USA
              Phone: 410-381-0400               Fax: 410-381-2718

                                                               September 9, 1997

TO THE STOCKHOLDERS OF BOWLES FLUIDICS CORPORATION:

Larger tooling sales more than compensated for a 1% decrease in product sales to produce record sales for the third quarter compared to last year. A 5% increase of washer nozzles sales nearly balanced the 39% decrease of defroster sales because of the phase-out of certain lines.

Also in this period, the start-up of a washer nozzle program for a major transplant car line helped to mitigate negative effects of the GM and Chrysler strikes.

For the second time, BFC has been selected as the supplier of air conditioning outlets for a new car line. Production for this new line is scheduled to commence in the year 2000, approximately one year following the first program.

We continue to pursue other AC outlet opportunities as well as those in the household and industrial fields.

                                                     Sincerely,

                                                     Ronald Stouffer
                                                     President

RS:lto
Enclosure

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

		               	                             Three Months Ended		               Nine Months Ended
 						   July 26, 1997           July 27, 1996        July 26, 1997	  July 27, 1996
                                                   -------------           -------------        -------------     -------------
Net Sales				             $4,387,924 	     $4,101,894          $13,615,319 	    $13,339,251
Cost of Sales				              3,130,132		      2,905,128	           9,325,310	      8,839,888
Selling, General and Administrative Expenses	        672,013		        987,879	           2,409,483	      2,819,659
Research and Development Costs			        225,055		        275,838	             756,563	        854,844
Interest (Income) and Other (Income) & Expense, Net     (26,373)		(13,029)	     (75,712)		(44,859)
                                                     ----------              ----------          -----------        -----------
Income (Loss) before Taxes		             $  387,097              $  (53,922)	 $ 1,199,675        $   869,719

Provision (Credit) for Income Taxes			140,345	 	        (35,148)	     432,687		297,688
                                                     ----------              ----------          -----------        -----------
Net Income (Loss)				     $  246,752 	     $  (18,774)	 $   766,988        $   572,031
                                                     ----------              ----------          -----------        -----------
Income (Loss) applicable to Common Shareholders	     $  228,090 	     $  (37,436)	 $   711,003 	    $   516,045
                                                     ==========              ==========          ===========        ===========
Net Income per Common Share
    Primary					     $     0.02              $        -   	 $      0.06 	    $      0.04
    Fully Diluted				     $     0.02              $        -   	 $      0.05   	    $      0.03
- --------------------------------------------------------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS
						Unaudited        Audited
                                              July 26, 1997  October 26, 1996
                                              -------------  ----------------
Assets
     Cash and Cash Equivalents                 $ 1,087,565      $ 1,287,110
      Investments				 1,541,594          577,837
      Accounts Receivable			 2,195,555        2,775,658
      Inventories				 2,148,154        1,986,065
      Other Current Assets                         408,285          556,525
                                               -----------      -----------
           Total Current Assets			 7,381,153        7,183,195

      Property, Plant and Equipment, Net 	 3,535,664        3,428,765
      Other Assets				    99,595          107,892
                                               -----------      -----------
            Total Assets	               $11,016,412      $10,719,852
                                               ===========      ===========
Liabilities and Stockholders' Equity
    Accounts Payable--Trade		       $   696,304      $ 1,104,511
    Accrued Expenses and Other Liabilities	 1,838,061        1,389,356
    Income Taxes Payable		                 -           40,000

         Total Current Liabilities		 2,534,365        2,533,867

     Other Liabilities  			   326,992          746,433
                                               -----------      -----------
         Total Liabilities			 2,861,357        3,280,300
                                               -----------      -----------
    8% Convertible Preferred Stock  		   933,080          933,080
    Common Stock  				 1,264,001        1,261,001
    Additional Paid-in Capital			 2,728,082        2,726,583
    Retained Earnings				 3,229,892        2,518,888
                                               -----------      -----------
        Stockholders' Equity			 8,155,055        7,439,552
                                               -----------      -----------

        Total Liabilities and
          Stockholders' Equity		       $11,016,412      $10,719,852
                                               ===========      ===========

                                   FORM 10-Q

                          BOWLES FLUIDICS CORPORATION

     Pursuant to the requirements of the Securities Exchange act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      BOWLES FLUIDICS CORPORATION

Date                                  By
     _________________                   ______________________________
                                             Ronald D. Stouffer
                                             President

Date                                  By
     _________________                   ______________________________
                                             David A. Quinn
                                             Vice President - Finance