Form 10-K
period 1997-10-25
BOWLES FLUIDICS CORP
filed 1998-01-23
CIK 13585

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                         October 25, 1997
                          ____________________________________________________

Commission File Number                                 2-37706
                          ____________________________________________________

                          Bowles Fluidics Corporation
_______________________________________________________________________________
             (exact name of registrant as specified in its charter)

              Maryland                             52-0741762
_______________________________________________________________________________
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification No.)

   6625 Dobbin Road, Columbia, Maryland                  21045
_______________________________________________________________________________
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number:                       (410) 381-0400
                          ____________________________________________________

Securities registered pursuant to Section 12(b) of the Act:

                                      None
_______________________________________________________________________________

Securities registered pursuant to Section 12(g) of the Act:

                                      None
_______________________________________________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   x        No
                                                    _____          _____

The aggregate market value of the registrant's voting stock held by non-affiliate persons and entities as of December 31, 1997, computed by reference to the closing price for such stock on the composite reporting system on such date, was $3,277,460 based on 2,439,040 shares.

The number of shares of the registrant's common stock outstanding as of December 31, 1997, was 12,640,011.

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

              The Company has continued to expend efforts on the research and development of new fluidic products for the automotive and other industries. The air conditioning outlet in the instrument panel of automotive vehicles has been a particular focus. Prototypes have been developed and presented to a number of potential customers. At present, two customers have selected the Company as the supplier of these outlets, one for a vehicle scheduled to start production in 1999 and the other for production in 2000.


        Principal Products and Markets

              The Company is the leading designer, manufacturer and supplier of windshield and rear window washer nozzles for passenger cars and light trucks in North America. Defroster nozzles for a limited number of these same light vehicles are also being manufactured and sold.

              The Company's principal market for its fluidic nozzles, both windshield washer and defroster, consists of North America, i.e., the "Big Three" U.S. automotive manufacturers and foreign transplants. The Company believes that it supplies about 80% of the total windshield washer nozzle requirements for light vehicles (cars and light trucks) manufactured in the United States, Canada and Mexico. The defroster nozzle is currently being supplied to a number of vehicle models in this market.

              The Company has a licensing agreement covering Europe with a major German automotive parts supplier for its windshield washer systems. The Company itself has no international operations.

              In North America, over 90% of the Company's production of nozzles is incorporated in vehicles produced by General Motors, Ford and Chrysler, each of whom typically represents over 10% of the Company's sales volume. The Company is, therefore, dependent upon the requirements of the U.S. automotive industry producing cars and light trucks. Although the Company enters into agreements with its customers to meet 100% of their production requirements, notice of firm shipping requirements for the coming week generally takes place weekly from the assembly plants and at somewhat longer intervals from the first-tier suppliers. The Company's monthly sales follow the seasonal pattern dictated by the production levels of its customers. Consequently, sales for the second and fourth quarters of the Company's fiscal year are typically higher than for the first and third.

              Sales also include technical services, i.e., design, tooling, and prototyping services for the Company's customers. The requirements of the automotive customers are for designs and tools to meet the needs of forthcoming vehicle models or changes in existing models, as well as for prototypes of new products desired for testing. These sales are, for the most part, undertaken as a service to the customers, and the Company contracts these services and tools so as to recover projected costs.


        Patents and Competitive Products

              The Company has engaged, since its inception, in research and development in the fields of fluidics and fluid effect devices, encompassing both gases and liquids. Over the past 19 years, 46 U.S. patents have been granted to the Company's employees and assigned to the Company. Twelve applications are presently in process for additional U.S. patents. Patents in selected other countries have also been granted for most of the art covered by the U.S. patents. Although these patents embody new and novel technology or product, there is available competitive technology and alternative product. The extent to which the expiration of an individual patent may affect the Company's competitive position is difficult to determine.

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

              The Company's fluidic windshield washer and defroster nozzles, which are covered by issued U.S. and international patents, are in direct competition with conventional nozzles of traditional design. The Company believes that its products have advantages both in performance and in economy of assembly to the vehicle by the car manufacturers.

              The Company is of the opinion that, in the long run, a history of service, delivery, quality and economic supply is the most important factor in binding its customers to it. Customers of the Company place a great deal of emphasis on quality. The Company has maintained Ford's preferred supplier rating (Q1 award) since 1985, has been rated an excellent status in a supplier assessment by General Motors, and has been a self-certified supplier for Chrysler since 1991. The Company's material testing laboratory has been accredited by General Motors since 1992.

              In addition, the Company's customers required that the Company put into place a QS-9000-compliant quality system, the automotive version of ISO 9000. Registration deadlines were July 1997 for Chrysler and December 1997 for General Motors. The Company went through the initial independent assessment in September 1996, received certification in December 1996 as a QS-9000 supplier with ISO 9001 addendum, and has maintained that certification since then.

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


        Raw Material Sources and Availability

              Raw materials, primarily plastic resin, are sourced within the United States. The market was stable during the current year with some weakening in polypropylene prices toward the end of the year. Adequate supply is expected to be available in the coming year. The resins purchased are restricted to those approved by the Company's customers.

        Working Capital Requirements

              The Company's standard credit terms for receivables are net 30 days. Adequate levels of inventories are normally maintained in order to ensure compliance with the stringent delivery requirements of our customers.

              The design and acquisition of production tools, which represent the major portion of technical services sales, normally take several months to complete, during which period the Company has to make progress payments which are included in work-in-process inventories. Sales invoices for these tools and services are rendered only after completion and customers' acceptance of qualified products produced by the tools.

        Research and Development

              The Company's research and development costs, all Company-funded, were:

                                                       % of Sales
                                                       ----------
                  FY 1997          $1,005,183                5.3
                  FY 1996          $1,175,890                6.5
                  FY 1995          $  636,970                3.8

              In FY 1997, the Company's research and development efforts were directed primarily toward the further development of fluidic air conditioning outlets for cars and light trucks, and the advancement of its knowledge of the workings of fluidic washer nozzles, including additional wind tunnel testing. These efforts resulted in a number of patent filings.

              In FY 1996, these same two areas were also the primary focus of the research and development expenditures.

              During FY 1997 and FY 1996, a customer committed $275,000 to the design of air conditioning outlets for a specific model vehicle, which expenditures have been included in application engineering expenses.

              Potential sales of products still in the development stage cannot be predicted since product capability and customer acceptance of the new technology are difficult to determine.

        Employees

              The Company averaged approximately 245 employees during FY 1997 and employed 252 people on a full-time basis on October 25, 1997. The increase from the 242 employed on October 26, 1996, was in the marketing, quality control, and engineering departments.

        Compliance with Environmental Regulations

              The Company believes it is in compliance with all known environmental regulations and has no plans for significant expenditures to meet these requirements in the future.


Item 2. PROPERTIES

              In September 1993, the Company entered into an amendment to its original lease agreement for 62,600 sq. ft. of space in a building located in Columbia, Maryland, its principal location. The amended lease provided for the Company's occupancy of the premises until April 16, 2004, and the addition in September

        1993 of 14,226 sq. ft. and in February 1994 of another 12,000 sq. ft. The Company is now the sole occupant of the premises. In an addendum to the lease, the landlord agreed to make certain improvements to the premises financed by a supplement to the rent. The lease amendment further provides an option to continue the lease for an additional ten years or to purchase the premises at 94% of fair market value at the first termination of the lease.

              The facility, which now totals 88,826 sq. ft., provides for the Company's needs for manufacturing windshield washer and defroster nozzles at levels adequate to meet projected customer needs. The enlarged premises also allow for additional capacity for manufacturing forecasted air conditioning outlets.

              The facilities are currently utilized as follows:

              Manufacturing, Materials, Quality Control       60,560 sq. ft.
              Administration and Sales                         8,538 sq. ft.
              Laboratories and Engineering                    19,728 sq. ft.
                                                              --------------
                  Total Area                                  88,826 sq. ft.
                                                              ==============

              Beginning April 15, 1997, the Company leased for three years 1,617 sq. ft. of office space in Southfield, Michigan, to be used by the sales staff.


Item 3. LEGAL PROCEEDINGS

              During FY 1994 and 1996, the Company discovered in the market two instances of windshield washer nozzles which infringed upon its windshield washer patents. As a result, the Company filed suits for patent infringement in the United States District Court for the District of Maryland. Both suits were settled favorably to the Company.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

                                    PART II


Item 5. MARKET FOR REGISTRANT'S STOCK AND RELATED STOCKHOLDER
        MATTERS


        Stock Price and Markets

              The common stock of the Company is traded in the "over-the-counter" market and is quoted on the NASD OTC Bulletin Board; symbol BOWE. The preferred stock is unregistered and is not publicly traded.

              The high and low bid and asked prices of the common stock over the last two fiscal years are listed below:

                                        Bid                         Asked
                                -------------------         --------------------
    FY                          High           Low           High          Low
    --                          ----           ---           ----          ---
   1997     1st Quarter         1 3/8         13/16          1 5/8         1 1/4
            2nd Quarter         1 3/8           5/8         1 9/16           3/4
            3rd Quarter         13/16          7/16            7/8          9/16
            4th Quarter         3 1/8           3/4          3 1/2           7/8

   1996     1st Quarter           5/8           3/8              1           3/4
            2nd Quarter           3/8           3/8            3/4           3/4
            3rd Quarter           3/8           3/8            3/4           5/8
            4th Quarter           7/8           1/8          1 1/4          7/16

   Note: The above quotes represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not represent actual transactions.

        Approximate Number of Equity Security Holders

                                                    Approximate Number of
                                                       Record Holders
                Title of Class                    (as of October 25, 1997)
                --------------                    ------------------------

                Common Stock
                $.10 Par Value                                440

                Preferred Stock
                8% Cumulative                                  44

              Included in the number of stockholders of record are shares held in "Nominee" or "Street" name.

        Dividends

              The Company has never paid cash dividends on its common stock. Payment of dividends on common stock is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating financial condition of the Company.

              For information concerning dividends on preferred stock, see Note 6 of Notes to Consolidated Financial Statements.

Item 6.    SELECTED FINANCIAL DATA


                           October 25, 1997      October 26, 1996      October 28, 1995      October 29, 1994      October 30, 1993
                           ----------------      ----------------      ----------------      ----------------      ----------------

Net sales                       $18,842,673           $18,128,274           $16,972,876           $15,111,829           $12,299,037

Net income                        1,142,023               884,306             1,783,875             1,727,020             1,076,040

Primary earnings
  per share                      .08                   .06                   .13                   .13                    .08

Fully diluted earnings           .07                   .05                   .11                   .11                    .07
  per share

Working capital                   5,414,955             4,649,328             4,296,368             3,126,959             1,791,192

Total assets                     11,784,701            10,719,852             9,292,446             8,478,227             6,231,132

Long-term debt                    --                    --                      202,811               512,831               584,612

Stockholders' equity              8,511,429           $ 7,439,552           $ 6,629,891           $ 4,907,664           $ 3,246,590

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS


        Results of Operations


                               FY 1997 vs FY 1996

              Total FY 1997 sales of $18,842,673 increased 4% above FY 1996 sales of $18,128,274, again achieving a new record for the Company. Net income for FY 1997 rose to $1,142,023, representing a 29% gain over FY 1996 net income of $884,306. Adjusting for the FY 1996 nonrecurring accrual of $760,000, (which reduced the Company's after-tax net income by $465,400) for the expenses related to the termination of the sales agreement with its manufacturer's representatives, net income for FY 1997 declined 15% principally due to higher application engineering and tooling costs.

              Product sales of light vehicle windshield washer and defroster nozzles increased 5% to $18,110,514 in FY 1997 from $17,292,030 in FY 1996. Higher volume of shipments of newly and previously designed washer nozzles to the Big Three U.S. car manufacturers as well as the transplant manufacturers in the U.S. was the reason for the gain, even though defroster outlet sales declined due to discontinuation of certain models. This 5% increase compares favorably with the 2% gain in North American light vehicle production during the same period.

              The Company's operating plans for the 1998 fiscal year assume that industry production levels in North America will be 2% to 4% less than in the 1997 fiscal year. However, the Company's expectations for defroster nozzle sales are for a larger decline because of lower forecasted volume for the related vehicles.

              In contrast to the increase in product sales for FY 1997, technical services sales decreased 12% to $732,159 from FY 1996's $836,244. Sales of tooling for new windshield washer nozzles were down due to deferrals in the completion and approvals of these tooling programs.

              For the 1998 fiscal year, technical services sales are forecasted to be significantly higher due to the addition of tooling sales related to the production of the new air conditioning outlets.

              Gross profit on total sales declined 6% to $5,777, 299 in FY 1997. The margin on sales diminished to 30.7% in FY 1997 from 33.8% in the previous fiscal year. The declines occurred principally due to increased application engineering expenses associated with the customization of new windshield and rear window washer nozzles. In addition, higher tooling costs over and above amounts billed to customers were incurred for the development and support of both washer nozzle and air conditioning outlet tooling projects.

              Selling, general and administrative expenses declined $548,359 or 15% in FY 1997 from FY 1996 because of the accrual in fiscal year 1996 of $760,000 for expenses related to the termination of the Company's sales agreement with its manufacturer's representatives. Excluding this nonrecurring accrual, selling, general and administrative expenses increased 7% in fiscal year 1997 principally due to professional fees for services related to strategic and financial planning for the Company.

              Research and development costs decreased 15% to $1,005,183 from $1,175,890 the previous fiscal year. Spending on various new product programs was cut back and larger amounts were spent on the design and development of the automotive air conditioning outlets.

              Research and development expenditures are planned to expand in the range of 15% in fiscal year 1998. Efforts will continue to be made in the development of air conditioning outlets for cars and light trucks and in the knowledge and improvement of washer nozzles.

              In FY 1997, the provision for income taxes was $657,420, reflecting the higher income before taxes and approximately the same effective tax rate as in the previous fiscal year.


                               FY 1996 vs FY 1995

              Total sales in FY 1996 rose 7% over FY 1995, which then set the Company's sales record at $18,128,274 compared with $16,972,876 in FY 1995. Income before taxes, however, decreased 53% from FY 1995 to FY 1996. Net income also declined to $884,306 from $1,783,875 in FY 1995, a 50% reduction. Profitability was significantly affected by increased spending for application engineering and research and development expenses and for an accrual for the costs of terminating a sales agreement.

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


        Liquidity and Capital Resources

              Current assets at the 1997 fiscal year end were $8,195,361 compared with $7,183,195 at the 1996 fiscal year end. Liquidity of these assets improved as cash and cash equivalents, short-term investments, and accounts receivable rose to $5,430,709 from $4,640,605 due to the positive cash flow provided by operating activities during FY 1997.

              Inventories increased 7% for the 1997 fiscal year since the tooling work-in-process rose due to larger investments in tool programs for both washer nozzles and air conditioning outlets, offsetting a significant decrease in finished goods.

              Current liabilities rose 10% for the fiscal year as a result of the inclusion of all of the now current remaining liability for the expenses associated with the termination of the Company's sales agreement with its manufacturer's representatives.

              The current ratio of 2.9:1 at the 1997 fiscal year end increased in comparison to the 2.8:1 ratio at the 1996 fiscal year end due to the improved level of liquid assets.

              Cash provided by operating activities in the amount of $1,509,348 in fiscal year 1997 resulted principally from net income of $1,142,023 plus the non-cash charges for depreciation and amortization of $960,346.

              Funds were used for capital expenditures in the amount of $1,027,780 principally for production and computer equipment. During the year, the Company purchased $1,540,015 of U.S. Treasury bills and sold $600,000 of such bills as a result of the Company's increase in liquidity.

              The Company's $1,000,000 short-term line of credit was not utilized during the fiscal year 1997 and had no balance outstanding at October 25, 1997. The preferred stock dividend was declared and paid in January 1997.

              The Company's financial position and credit facilities should provide an adequate base for sales and production investment requirements resulting from forecasted production rates by North American automotive manufacturers, additional market penetration, and potential new products near term, including air conditioning outlets.

              In order to perform the required electronic communication with its customers, control production, and receive product and services from its suppliers, the Company needs to ensure that its own computer systems and those of its suppliers will function properly for the year 2000 and beyond. The Company is taking the necessary steps and expects to have its internal computer systems year 2000 compliant by the end of 1998 and is in the process of assessing the status of the production equipment software. The Company does not expect the costs of compliance to be significant to its results of operations. Its suppliers are being surveyed to assess the status of their systems.


        Forward-Looking Statements

              This report contains certain forward-looking statements subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

Schedule A:  Relationship to Net Sales

                                                                                                      Percent Change of Dollars
                                                                                                     -----------------------------
                                                                                                           Period-to-Period
                                                          Percentage of Net Sales                       Increase or (Decrease)
                                                   ------------------------------------------        -----------------------------
                                                   FY 1997           FY 1996          FY 1995        1996-1997           1995-1996
                                                   -------           -------          -------        ---------           ---------
Net sales                                            100.0             100.0            100.0            3.9                  6.8

Direct labor, material and other product-
related costs                                         69.3              66.2             63.9            8.7                 10.5


Selling, general and administrative expenses          16.4              20.1             15.4          (15.1)                39.6

Research and development costs                         5.3               6.5              3.8          (14.5)                84.6
                                                     -----             -----            -----

Operating income                                       8.9               7.2             16.9           27.8                (54.3)

Interest income                                        0.6               0.5              0.5           31.5                (84.5)

Other income (expense) net                             --                --              (0.1)           --                 (14.8)
                                                      ----              -----            -----

Net income before taxes                                9.5               7.7             17.3           29.4                (52.6)
                                                     =====             =====            =====

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                            Page
                                                                            ----
    Report of Independent Accountants........................................16

    Financial Statements:

          Consolidated Statements of Income..................................17

          Consolidated Balance Sheets........................................18

          Consolidated Statements of Changes in Stockholders' Equity.........19

          Consolidated Statements of Cash Flows..............................20

          Notes to Consolidated Financial Statements.........................21

                       REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
       Bowles Fluidics Corporation


     We have audited the accompanying consolidated balance sheets of Bowles Fluidics Corporation as of October 25, 1997, and October 26, 1996, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for each of the three fiscal years in the period ended October 25, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bowles Fluidics Corporation as of October 25, 1997, and October 26, 1996, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 25, 1997, in conformity with generally accepted accounting principles.



                                                      Coopers & Lybrand L.L.P.



Baltimore, Maryland
December 19, 1997

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                             For the Years Ended
                                               -----------------------------------------------
                                                October 25,      October 26,       October 28,
                                                   1997              1996             1995
                                               ------------      -----------       -----------
Net sales                                      $18,842,673       $18,128,274       $16,972,876

    Cost of sales                               13,065,374        11,996,305        10,852,940
                                                ----------        ----------        ----------

Gross profit                                     5,777,299         6,131,969         6,119,936

    Selling, general and
       administrative expenses                   3,094,769         3,643,128         2,609,911
    Research and development
       costs                                     1,005,183         1,175,890           636,970
                                                ----------        ----------        ----------

Operating income                                 1,677,347         1,312,951         2,873,055

    Interest income                                117,541            89,401            90,155
    Other income (expense), net                      4,555           (11,417)          (30,433)
                                                ----------        ----------        ----------

Income before taxes                              1,799,443         1,390,935         2,932,777

    Provision for income taxes                     657,420           506,629         1,148,902
                                                ----------        ----------        ----------

Net income                                       1,142,023           884,306         1,783,875

    Preferred stock dividends
       accrued                                     (74,646)          (74,645)          (74,648)
                                                ----------        ----------        ----------

Income applicable to common
    shareholders                               $ 1,067,377       $   809,661       $ 1,709,227
                                                ==========        ==========        ==========

Primary earnings per share                     $       .08       $       .06       $       .13
                                                ==========        ==========        ==========

Fully diluted earnings per share               $       .07       $       .05       $       .11
                                                ==========        ==========        ==========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                              October 25,        October 26,
                                                                 1997               1996
                                                              -----------        -----------
ASSETS

Current
    Cash and cash equivalents                                 $   755,525        $ 1,287,110
    Investments available for sale                              1,563,121            577,837
    Accounts receivable                                         3,112,063          2,775,658
    Inventories                                                 2,130,615          1,986,065
    Other current assets                                          634,037            556,525
                                                               ----------         ----------

       Total current assets                                     8,195,361          7,183,195
                                                               ----------         ----------

Property and equipment, net                                     3,494,335          3,428,765

Other assets                                                       95,005            107,892
                                                               ----------         ----------

Total assets                                                  $11,784,701        $10,719,852
                                                               ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable - trade                                  $ 1,122,437        $ 1,104,511
    Accrued expenses                                            1,609,807          1,389,356
    Income taxes payable                                           48,162             40,000
                                                               ----------         ----------

       Total current liabilities                                2,780,406          2,533,867

Other liabilities                                                 492,866            746,433
                                                               ----------         ----------

Total liabilities                                               3,273,272          3,280,300
                                                               ----------         ----------

Commitments and contingencies

Stockholders' equity
    8% Convertible preferred stock                                933,080            933,080
    Common stock                                                1,264,001          1,261,001
    Additional paid-in capital                                  2,728,083          2,726,583
    Retained earnings
       ($2,407,467 deficit eliminated at 10/29/94) Note 6       3,586,265          2,518,888
                                                               ----------         ----------

Total stockholders' equity                                      8,511,429          7,439,552
                                                               ----------         ----------

Total liabilities and stockholders' equity                    $11,784,701        $10,719,852
                                                               ==========         ==========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                    Preferred Stock              Common Stock
                                                ---------------------      -----------------------    Additional
                                                Shares                     Shares                       Paid-in        Retained
                                   Total        (000's)        Amount      (000's)      Amount         Capital        Earnings
                                -----------     -------       ---------    -------    ------------   -------------    ----------
Balance October 29, 1994         $4,907,664       933         $933,080      12,590      $1,259,001      $2,715,583     $   --

Stock options exercised              13,000                                     20           2,000          11,000

Preferred stock dividends           (74,648)                                                                              (74,648)

Net income                        1,783,875                                                                             1,783,875
                                  ---------       ----        --------      ------      ----------      ----------      ---------

Balance October 28, 1995          6,629,891       933          933,080      12,610       1,261,001       2,726,583      1,709,227

Preferred stock dividends           (74,645)                                                                              (74,645)

Net income                          884,306                                                                               884,306
                                  ---------       ----        --------      ------      ----------      ----------      ---------

Balance October 26, 1996          7,439,552       933          933,080      12,610       1,261,001       2,726,583      2,518,888

Stock options exercised               4,500                                     30           3,000           1,500

Preferred stock dividends           (74,646)                                                                              (74,646)

Net income                        1,142,023                                                                             1,142,023
                                  ---------       ----        --------      ------      ----------      ----------      ---------

Balance October 25, 1997         $8,511,429       933         $933,080      12,640      $1,264,001      $2,728,083     $3,586,265
                                  =========       ===          =======      ======       =========       =========      =========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Years Ended
                                                          --------------------------------------------
                                                            October 25,     October 26,    October 28,
                                                               1997            1996           1995
                                                          -------------   -------------  -------------
Cash flows from operating activities:
    Net income                                            $ 1,142,023     $   884,306    $ 1,783,875
       Adjustments to reconcile net income
       provided by operating activities:
          Depreciation and amortization                       960,346         750,449        661,024
          Deferred income taxes                                 5,900        (241,315)       (36,500)
          (Gain)/Loss on disposal of assets                    21,089           3,088         (2,267)
          Accretion of interest on investments                (45,269)        (31,659)       (14,125)
                                                           ----------      ----------     ----------
                                                            2,084,089       1,364,869      2,392,007
                                                           ----------      ----------     ----------
       Change in operating accounts:
          Accounts receivable                                (336,405)        (14,264)      (844,509)
          Inventories                                        (144,550)        (86,719)      (202,846)
          Other assets                                        (86,758)       (122,381)      (111,535)
          Accounts payable                                     17,926         109,090        (70,656)
          Accrued expenses                                   (189,549)        537,235         57,314
          Income taxes payable                                  8,162         (71,441)      (431,715)
          Other liabilities                                   156,433         428,049         63,150
                                                           ----------      ----------     ----------
                                                             (574,741)        779,569     (1,540,797)
                                                           ----------      ----------     ----------
Net cash provided by operating activities:                  1,509,348       2,144,438        851,210
                                                           ----------      ----------     ----------

Cash flows from investing activities:
    Capital expenditures                                   (1,027,780)     (1,321,331)      (962,597)
    Purchase of investments                                (1,540,015)       (566,664)    (1,143,566)
    Patents and trademarks                                     (4,433)        --             (32,556)
    Proceeds from sale of equipment                             1,441         --              31,025
    Proceeds from sale of investments                         600,000         700,000        962,985
                                                           ----------      ----------     ----------
Net cash used in investing activities                      (1,970,787)     (1,187,995)    (1,144,709)
                                                           ----------      ----------     ----------

Cash flows from financing activities:
    Principal payment of debt                                  --            (271,669)      (525,102)
    Preferred stock dividends                                 (74,646)        (74,645)       (74,648)
    Proceeds from issuance of common stock                      4,500            --           13,000
                                                           ----------      ----------     ----------
Net cash used by financing activities                         (70,146)       (346,314)      (586,750)
                                                           ----------      ----------     ----------

Net increase(decrease) in cash and cash
equivalents                                                  (531,585)        610,129       (880,249)

Cash and cash equivalents:
    - Beginning of period                                   1,287,110         676,981      1,557,230
                                                           ----------      ----------     ----------
    - End of period                                       $   755,525     $ 1,287,110    $   676,981
                                                           ==========       =========     ==========


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

     Property, Equipment and Depreciation. The cost of property and equipment is depreciated over the estimated useful life of the related assets. Depreciation is computed on the straight-line method for all assets based on the following estimated lives:
                                                                   Years
                                                                   -----
              Production machinery and equipment                   3-10
              Office furniture and equipment                       5-7
              Laboratory and machine shop equipment                3-10
              Leasehold improvements                               lease term

        Depreciation expense for the fiscal years ended 1997, 1996, and 1995 was $939,678, $711,282, and $612,294 respectively.

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

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 1.  (continued)

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

     Reclassifications. Certain 1995 and 1996 amounts have been reclassified to conform to the 1997 presentation.

     Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash investments. The Company's customer base includes the significant U.S. automotive manufacturers and a large number of automotive parts suppliers. The Company does not require collateral for its trade accounts receivable. However, the Company's credit evaluation process, reasonably short collection terms, and the geographical dispersion of sales transactions help to mitigate any concentration of credit risk. The Company also has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly creditworthy.


 2.  Inventories

        Inventories are comprised of:

                                        1997              1996
                                     ----------        ----------

Raw material                         $  620,567        $  678,494
Work and tooling in progress          1,016,845           242,369
Finished goods                          493,203         1,065,202
                                      ---------         ---------
     Total                           $2,130,615        $1,986,065
                                      =========         =========

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.Property and Equipment, net

        Property and Equipment, net, is comprised of:

                                                       1997             1996
                                                    ----------       ----------

Production machinery and equipment                  $4,946,390       $4,397,018
Office furniture and equipment                       2,321,844        1,992,152
Laboratory and machine shop equipment                1,428,516        1,395,837
Leasehold improvements                                 812,120          796,928
                                                    ----------       ----------
     Total property and equipment                    9,508,870        8,581,935
Less accumulated depreciation                       (6,014,535)      (5,153,170)
                                                     ---------        ---------
     Property and equipment, net                    $3,494,335       $3,428,765
                                                     =========        =========


 4.  Line of Credit

        In May 1996, the Company entered into a fourth amended and restated agreement with Mercantile-Safe Deposit & Trust Company to reaffirm and extend its $1,000,000 line of credit until May 8, 1997, on an unsecured basis. At the Company's request and the Bank's discretion the line of credit was extended until May 8, 1998, and may be reaffirmed each year thereafter. The interest rate is Mercantile's prime rate, floating, which was 8-1/2% as of October 25, 1997. In addition, a 3/8% annual fee is assessed on the unused portion of this credit facility. Advances on the line of credit are limited to 85% of eligible accounts receivable and 40% of finished goods inventory. No amount was outstanding on this credit line at October 25, 1997, or October 26, 1996.

        In addition to the maintenance of certain financial ratios, the covenants of the fourth amended loan agreement require the Company's tangible net worth to be not less than $2,000,000 as of the close of each fiscal year.


 5.  Debt

        No debt was outstanding as of October 25, 1997, and October 26, 1996. In February 1996 the unpaid balance of the then outstanding loan from Mercantile-Safe Deposit & Trust Company was paid in total.

        Cash paid for interest during 1997, 1996, and 1995 was $0, $6,018, and $37,586, respectively.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6. Stockholders' Equity

        The 8% convertible preferred stock of the Company at October 25, 1997, and October 26, 1996, consists of 3,000,000 authorized shares, par value $1.00 per share, with 933,080 shares issued and outstanding on both dates.

        The common stock of the Company at October 25, 1997, and October 26, 1996, consists of 17,000,000 authorized shares, par value $.10 per share. On October 25, 1997, the shares issued and outstanding were 12,640,011, whereas on October 26, 1996, they were 12,610,011.

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

        The Company's preferred stock may at the option of the holder, at any time dividends are current, be converted into common stock of the Company at the conversion rate of four shares of common for each share of preferred. Additionally, the preferred stock is redeemable at par in whole or in part at the option of the Board of Directors at any time the dividends are current after a period of 10 years subsequent to issue. At October 25, 1997, 683,080 shares have been outstanding for more than 10 years and dividends are current, and thus can be converted. The common stock has one (1) vote per share and the preferred stock has four (4) votes per share.

        Reserved Shares. As of and for the three fiscal years in the period ended October 25, 1997, there were 300,000 shares of common stock reserved for issuance in connection with the Company's stock option plans. None of the authorized shares of common stock are reserved for conversion of preferred stock. Under the laws of the State of Maryland, the authorization of the preferred stock in itself provides the authorization of common stock necessary for conversion.

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

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7.  Income Taxes

        The Company and its subsidiary file a consolidated federal income tax return and separate state income tax returns. The provision for income taxes consisted of the following:
                         1997              1996             1995
                      ---------          ---------       ---------

Federal:
     Current           $620,131          $678,938        $1,019,525
     Deferred            (6,100)         (222,600)          (30,100)
                       --------           -------         ---------
                        614,031           456,338           989,425
                       --------           -------         ---------
State:
     Current             43,189            68,791           164,377
     Deferred               200           (18,500)           (4,900)
                       --------           -------         ---------
                         43,389            50,291           159,477
                       --------           -------         ---------
                       $657,420          $506,629        $1,148,902
                        =======           =======         =========

        The components of the deferred tax asset and liability for 1997 and 1996 were as follows:


                                                          1997          1996
                                                       ---------      ---------
Deferred tax assets:
     Accrued vacation and retirement programs          $  83,600      $190,300
     Non-deductible reserves                             490,600       387,100
                                                         -------       -------
        Total deferred tax assets                        574,200       577,400
                                                         -------       -------

Deferred tax liabilities:
     Property and equipment                             (303,700)     (312,800)
                                                         -------       -------
        Total deferred tax liabilities                  (303,700)     (312,800)
                                                         -------       -------

        Net deferred tax assets                         $270,500      $264,600
                                                         =======       =======

        Reconciliation of the provisions for income taxes at the U.S. federal statutory rate to the effective tax expense were as follows:

                                       1997          1996         1995
                                     --------      --------    ----------

U.S. statutory income tax            $611,811      $472,918    $  997,145
State taxes, net of federal
  income tax benefit                   28,637        33,711       105,255
Other, net                             16,972            --        46,502
                                       ------        ------       -------
                                     $657,420      $506,629    $1,148,902
                                      =======       =======     =========

        Cash paid for income taxes was $584,000, $877,000, and $1,617,000 for 1997, 1996, and 1995, respectively.

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

          The number of shares used for computing primary earnings per share was 12,682,371, 12,701,898, and 12,706,408 in 1997, 1996, and 1995,
       respectively. The number of shares used in computing fully diluted earnings per share was 16,423,720, 16,473,390, and 16,445,005 in 1997,
       1996, and 1995, respectively.

          In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" (FAS 128), which will require companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS that is currently required. The new standard requires additional informational disclosures, and also makes certain modifications to the currently applicable EPS calculations defined in Accounting Principles Board Opinion No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and will require restatement of EPS for all periods reported. Under the requirements of FAS 128, the Company's EPS would be as follows:

                             October 25,      October 26,     October 28,
                                1997             1996            1995
                             -----------      -----------     -----------

Basic earnings per share       $ .08            $ .06           $ .14
Diluted earnings per share       .07              .05             .11

   9.  Commitments and Contingencies

          The Company leases its facilities under non-cancelable operating leases which expire in 2004 for Columbia, Maryland, and in 2000 for Southfield, Michigan. As of October 25, 1997, minimum annual aggregate rentals are as follows:

                     Year Ended                        Amount
                     ----------                        ------
                        1998                         $  593,835
                        1999                            594,831
                        2000                            577,026
                        2001                            561,648
                        2002                            561,648
                     thereafter                         842,472
                                                      ---------
Total minimum future rental payments                 $3,731,460
                                                      =========

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


   9.  (continued)

          Rent expense under all leases for 1997, 1996, and 1995 was $644,008, $626,565, and $622,671, respectively.

          Management is unaware of any pending legal proceedings which would have a material adverse effect on the financial statements of the Company.


  10.  Employee Benefit Plans

          On November 1, 1990, the Company adopted a defined contribution (401k) plan covering substantially all of its employees. Contributions and costs were determined by matching 50% of employee contributions up to 4% of each covered employee's earnings. As of April 1, 1994, the Company increased its matching contribution to 50% of the employee contributions up to 6% of each covered employee's earnings. The Company's contributions to the plan were $151,314, $119,640, and $101,286 in 1997, 1996, and
       1995, respectively.

          The Company has agreed to retirement programs for certain former officers providing for the payment of certain retirement benefits. The unfunded present value, at a discount rate of 7.5%, of these benefits accumulated as of October 25, 1997, amounts to approximately $347,000, of which $288,000 is included in other liabilities. Expenses related to these programs were $46,476 in 1997, $44,000 in 1996, and $102,000 in
       1995.


  11.  Stock Options

          In May 1992, the Company adopted its key employee incentive stock option plan. Activity in the Company's incentive stock option plan was as follows:

                                             1997          1996         1995
                                         -----------   -----------  -----------

Options outstanding, beginning of year       180,000       180,000      200,000
Options granted                                 -             -            -
Options exercised                            (30,000)         -         (20,000)
Options expired                              (80,000)         -            -
                                         ------------  -----------  -----------
Options outstanding, end of year              70,000       180,000      180,000
                                         ===========   ===========  ===========

          Options activities are at exercise prices ranging from $.15 to $.65 per share.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  11.  (continued)

          Statement of Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (FAS 123) became effective for the Company in 1997. As allowed by FAS 123, the Company has elected to continue to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), in accounting for its stock option plans. FAS 123 requires the Company to present pro forma information as if the Company had accounted for stock options granted since December 15, 1995, under the fair value method of FAS 123. No pro forma information has been presented by the Company as no stock options have been issued since December 15, 1995, the effective date of FAS 123.


  12.  Termination of Sales Agreement

          During the fiscal year 1996, the Company accrued $760,000 ($465,400 net of income taxes) for the termination in May 1997 of the sales agreement with its manufacturer's representatives. The payments commenced in May 1997, and the current balance as of October 25, 1997, was $532,270, which is expected to be paid during fiscal year 1998.


  13.  Major Customers

          Over 90% of the Company's production of nozzles is incorporated in vehicles produced by General Motors, Ford, and Chrysler, each of whom typically represents over 10% of the Company's sales volume. The Company is, therefore, substantially dependent upon the North American production requirements of these three automotive companies. In addition, the Company's customers required that a QS-9000-compliant quality system be developed and registered by an independent organization. Registration deadlines were July 1997 for Chrysler and December 1997 for General Motors. In September 1996, the Company was assessed by Underwriters Laboratories Inc., received QS-9000 certification with ISO 9001 addendum as of December 20, 1996, and has maintained that certification since then.


  14.  New Accounting Pronouncements

          In 1997, the Financial Accounting Standards Board issued the following Statements of Financial Standards ("FAS"):

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  14.  (continued)

       o  FAS No. 129, Disclosure of Information about Capital Structures

          This statement becomes effective for fiscal years ending after December 15, 1997, and continues the previous requirements to disclose certain information about an entity's capital structure found in previously issued Opinions and Standards. The Company currently follows the provisions for this statement.


       o FAS No. 131, Disclosures about Segments of an Enterprise and Relative Information

          This statement becomes effective for fiscal years beginning after December 15, 1997, and changes the way public companies report information about segments of their business in their financial statements and requires them to report selected segment information in their quarterly reports to stockholders. The Company intends to adopt the disclosure requirement by this statement for the year ending October 30, 1999.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


           None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

      Information is included in the Proxy Statement for the Annual Meeting of Stockholders on March 12, 1998.

Executive Officers of the Registrant


     Name, Age and Position:                 Business Experience During Past Five Years:
     -----------------------                 -------------------------------------------
     William Ewing III                       Chairman of the Board since July 1996.  Responsible for the formation
     Chairman of the Board of                of overall corporate policy and planning.  Member of Board of
     Directors                               Directors since 1985.  Previously Vice President and Treasurer of
        Age 51                               Reeves Industries, Inc., 1995-1997, and Managing Director of Chemical
                                             Bank, 1992-1994.

     Ronald D. Stouffer                      President since March 1994.  Responsible for execution of the
     President                               Company's policies and for the Company's operations.  Executive Vice
     Chief Executive Officer                 President responsible for engineering and manufacturing from 1982 to
        Age 66                               1994.  Member of Board of Directors since 1978.  Joined the Company in
                                             1967.

     Eric W. Koehler                         Appointed Executive Vice President and member of Board of Directors
     Executive Vice President                December 17, 1997, in charge of marketing, sales, and engineering
        Age 35                               functions.  Previously Vice President, Marketing, since March 1994, responsible for marketing and sales functions.  Director of Marketing,
                                             1990-1994.  Joined the Company in 1989.

     Melvyn J. L. Clough                     Vice President, Operations, since joining the Company in November
     Vice President,                         1995.  Responsible for manufacturing operations including industrial
     Operations                              engineering and tooling.  Previously Engineering Manager for  A.
        Age 50                               Raymond, Inc., 1992-1995.

     Richard W. Hess                         Vice President, Engineering, since joining the Company in 1992.
     Vice President,                         Responsible for the Company's engineering department, including
     Engineering,                            research and development and applications engineering activities.
        Age 54

     Name, Age and Position:                 Business Experience During Past Five Years:
     -----------------------                 -------------------------------------------
     Eleanor M. Kupris                       Vice President, Administration, since 1982.  Corporate Secretary since
     Secretary and Vice Presi-               March 1992.  Responsible for purchasing and personnel.  Joined the
     dent, Administration                    Company in 1966.
        Age 56

     David A. Quinn                          Vice President, Finance, since joining the Company in October 1993.
     Vice President,                         Responsible for treasury, accounting and financial planning
     Finance                                 functions.  Previously CFO for Bruning Paint Company, 1991-1993.
        Age 61

     Dharapuram N. Srinath                   Vice President, Quality Assurance, since March 1995.  Responsible for
     Vice President,                         quality assurance and reliability functions.  Director of Quality
     Quality Assurance                       Assurance and Product Reliability, 1992-1995.  Joined the Company in
        Age 46                               1978.

     Arlene M. Hardy                         Corporate Controller since 1990.  Responsible for accounting
     Corporate Controller                    functions.  Joined the Company in 1986.
        Age 50

     The names, ages and positions of all of the executive officers of the Company are listed above, along with their business experience during the past five years. Officers are appointed annually by the Board of Directors at its meeting immediately following the Annual Meeting of Stockholders. There are no family relationships among any of the officers of the Company, nor any arrangements or understanding between any such officers and another person pursuant to which they were elected as officers.


Item 11.      EXECUTIVE COMPENSATION
------------------------------------

     Information is included in the Proxy Statement for the Annual Meeting of Stockholders on March 12, 1998.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
----------------------------------------------------------------------------

     Information is included in the Proxy Statement for the Annual Meeting of Stockholders on March 12, 1998.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------

     Information is included in the Proxy Statement for the Annual Meeting of Stockholders on March 12, 1998.

                                     PART IV


Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------------

       (a)   1    Financial Statements
                  --------------------

                      Included in Part II of this report:

                           Report of Independent Accountants

                           Consolidated Statements of Income for the three years ended October 25, 1997, October 26, 1996, and October 28, 1995

                           Consolidated Balance Sheets at October 25, 1997, and October 26, 1996

                           Consolidated Statements of Changes in Stockholders' Equity for the three years ended October 25, 1997, October 26, 1996, and October 28, 1995

                           Consolidated Statements of Cash Flows for the three years ended October 25, 1997, October 26, 1996, and October 28, 1995

                           Notes to Consolidated Financial Statements

       (a)   2    Financial Statements Schedules
                  ------------------------------

                      Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

       (a)   3    Exhibits
                  --------

                      Exhibit 11 -

                           Schedule showing computations of earnings per share for each of three years ended October 25, 1997, October 26, 1996, and October 28, 1995

       (b)   Reports on Form 8-K
             -------------------

                  None

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER SHARE


A.   PRIMARY EARNINGS PER SHARE


                                                                           For the Fiscal Year Ended
                                                            --------------------------------------------------
                                                            October 25,         October 26,        October 28,
                                                               1997                1996               1995
                                                            -----------         -----------        -----------
Calculation of net income:

    Net income per books                                   $ 1,142,023         $   884,306        $ 1,783,875

    Less:    Dividends on convertible
             preferred stock                                    74,646              74,645             74,648
                                                           -----------         -----------        -----------

       Net income as adjusted                              $ 1,067,377         $   809,661        $ 1,709,227
                                                           ===========         ===========        ===========

Calculation of outstanding shares:

    Weighted average of common
    shares outstanding                                      12,633,764          12,610,011         12,593,353

    Add:   Assumed exercise of stock
           options                                              48,607              91,887            113,055
                                                           -----------         -----------        -----------

       Number of common shares
       outstanding adjusted                                 12,682,371          12,701,898         12,706,408
                                                           ===========         ===========        ===========


Primary earnings per common share:                         $       .08         $       .06        $       .13
                                                           ===========         ===========        ===========

BOWLES FLUIDICS CORPORATION - EXHIBIT 11
CALCULATION OF EARNINGS PER SHARE (continued)


B.   FULLY DILUTED EARNINGS PER SHARE



                                                                           For the Fiscal Year Ended
                                                            --------------------------------------------------
                                                            October 25,         October 26,        October 28,
                                                               1997                1996               1995
                                                            -----------         -----------        -----------
    Net income per books                                   $ 1,142,023         $   884,306        $ 1,783,875
                                                           ===========         ===========        ===========


    Weighted average of common
    shares outstanding                                      12,633,764          12,610,011         12,593,353

    Add:   Assumed conversion of
           preferred stock                                   3,732,320           3,732,320          3,732,320

           Assumed exercise of
           stock options                                        57,636             131,059            119,332
                                                           -----------         -----------        -----------

       Number of common shares
       outstanding adjusted                                 16,423,720          16,473,390         16,445,005
                                                           ===========         ===========        ===========


    Fully diluted earnings per common
    share                                                  $       .07         $       .05        $       .11
                                                           ===========         ===========        ===========

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             BOWLES FLUIDICS CORPORATION

                                             BY:


                                                     Chairman of
                                                    the Board and
---------------------------                            Director                    -------------------------
William Ewing III                                                                             Date


                                                    President and
---------------------------                            Director                    -------------------------
Ronald D. Stouffer                                                                            Date

                                                      Executive
                                                  Vice President and
---------------------------                            Director                    -------------------------
Eric W. Koehler                                                                               Date


                                                    Vice President
---------------------------                            Finance                     -------------------------
David A. Quinn                                                                                Date



---------------------------                      Corporate Controller              -------------------------
Arlene M. Hardy                                                                               Date



---------------------------                            Director                    -------------------------
David C. Dressler                                                                             Date



---------------------------                            Director                    -------------------------
John E. Searle, Jr.                                                                           Date