Form 10-Q
period 1998-01-24
BOWLES FLUIDICS CORP
filed 1998-03-10
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended January 24, 1998 Commission File Number 2-37706
                          ----------------                        -------

                           Bowles Fluidics Corporation
                           ---------------------------
             (exact name of registrant as specified in its charter)

         MARYLAND                                              52-0741762
-------------------------------                          -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)

                   6625 Dobbin Road, Columbia, Maryland 21045
                   ------------------------------------------
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code (410) 381-0400

Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed.

                           Yes   X            No
                                ---              ---

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 24, 1998.

          Class                      Outstanding at January 24, 1998
      -------------                  -------------------------------
   Common Stock, $.10                        12,640,011 shares

   INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE THREE MONTHS ENDED JANUARY 24, 1998

                                                                           Page
   PART I.  Financial Information                                         Number
                                                                          ------
      Item 1.  Financial Statements

              Consolidated Statements of Income
                For the three months ended January 24, 1998
                and January 25, 1997.........................................  3

              Consolidated Balance Sheets
                January 24, 1998 and October 25, 1997 .......................  4

              Consolidated Statements of Cash Flows
                For the three months ended January 24, 1998
                and January 25, 1997.........................................  5

              Notes to Consolidated Financial Statements.....................  6

      Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations ..............................................  8

   PART II.  Other Information

      Item 6.  Exhibits and Reports on Form 8-K ............................. 10
                        Exhibit 20........................................... 11

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                           For the Three Months Ended
                                           --------------------------
                                            January 24,   January 25,
                                               1998          1997
                                            ----------    ----------
Net sales                                   $4,803,671    $4,244,123

     Cost of sales                           3,295,386     3,158,081
                                            ----------    ----------

Gross profit                                 1,508,285     1,086,042

     Selling, general and
         administrative expenses               620,748       840,982
     Research and development costs            180,966       274,761
                                            ----------    ----------

Operating income (loss)                        706,571       (29,701)

     Interest income                            28,101        25,985
     Other income (expense), net                 4,398        (8,951)
                                            ----------    ----------

Income (loss) before taxes                     739,070       (12,667)

     Provision (benefit) for income taxes      271,218       (14,832)
                                            ----------    ----------

Net income                                     467,852         2,165

     Preferred stock dividends accrued         (18,662)      (18,662)
                                            ----------    ----------

Income (loss) applicable to
     common shareholders                    $  449,190    $  (16,497)
                                            ==========    ==========

Basic earnings per share                          $.04          $.00
                                                  ====          ====


Diluted earnings per share                        $.03          $.00
                                                  ====          ====

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                             (Unaudited)    (Audited)
                                             January 24,   October 25,
                                                 1998          1997
                                             -----------   -----------
ASSETS

Current
     Cash and cash equivalents               $ 1,069,503   $   755,525
     Investments                                 474,916     1,563,121
     Accounts receivable                       3,024,251     3,112,063
     Inventories                               2,751,070     2,130,615
     Other current assets                        551,458       634,037
                                             -----------   -----------
       Total current assets                    7,871,198     8,195,361
                                             -----------   -----------
Property and equipment, net                    3,831,601     3,494,335
Other assets                                      93,987        95,005
                                             -----------   -----------
Total assets                                 $11,796,786   $11,784,701
                                             ===========   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
     Accounts payable - trade                $   906,127   $ 1,122,437
     Accrued expenses                          1,168,460     1,609,807
     Income taxes payable                        274,839        48,162
                                             -----------   -----------
         Total current liabilities             2,349,426     2,780,406
Other liabilities                                486,739       492,866
                                             -----------   -----------
Total liabilities                              2,836,165     3,273,272
                                             -----------   -----------

Commitments and contingencies

Stockholders' Equity

     8% Convertible preferred stock              933,080       933,080
     Common stock                              1,264,001     1,264,001
     Additional paid-in capital                2,728,083     2,728,083
     Retained earnings                         4,035,457     3,586,265
                                             -----------   -----------
Total stockholders' equity                     8,960,621     8,511,429
                                             -----------   -----------
Total liabilities and stockholders' equity   $11,796,786   $11,784,701
                                             ===========   ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                     For the Three Months Ended
                                                     --------------------------
                                                     January 24,    January 25,
                                                         1998           1997
                                                     -----------    -----------
Cash flows from operating activities:
     Net income                                      $   467,852    $     2,165
         Adjustments to reconcile net income
         provided by operating activities:
              Depreciation and amortization              255,599        213,354
              Loss on disposition of assets                  976          2,751
              Accretion of interest on investments        (3,291)        (8,334)
                                                     -----------    -----------
                                                         721,136        209,936
                                                     -----------    -----------
 Change in operating accounts:
              Accounts receivable                         87,812        (62,899)
              Inventories                               (620,455)       514,005
              Other assets                                82,579        (36,477)
              Accounts payable                          (216,309)      (245,933)
              Accrued expenses                          (385,363)      (108,071)
              Income taxes payable                       226,677           --
              Other liabilities                           (6,127)      (193,148)
                                                     -----------    -----------
                  Change in operating accounts          (831,186)      (132,523)
                                                     -----------    -----------
Net cash used by or provided by operating activities    (110,050)        77,413
                                                     -----------    -----------

Cash flows from investing activities:
     Capital expenditures                               (592,147)      (198,475)
                                                     -----------    -----------
Net cash used by investing activities                   (592,147)      (198,475)
                                                     -----------    -----------

Cash flows from financing activities:
     Proceeds from sale of investments                 1,090,821           --
     Preferred stock dividend                            (74,646)       (74,646)
     Proceeds from issuance of common stock                 --            4,500
                                                     -----------    -----------
Net cash used by financing activities                  1,016,175        (70,146)
                                                     -----------    -----------

Net increase(decrease) in cash and cash
equivalents                                              313,978       (191,208)

Cash and cash equivalents
     - Beginning of period                               755,525      1,287,110
                                                     -----------    -----------
     - End of period                                 $ 1,069,503    $ 1,095,902
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - General

   In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of January 24, 1998, and the results of operations and cash flows for three months ended January 24, 1998 and January 26, 1997.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - Inventories

Inventories are comprised of:

                                                January 24,     October 25,
                                                   1998            1997
                                                -----------     -----------
            Raw Material                        $   682,148     $   620,567
            Work and tooling in process           1,144,177       1,016,845
            Finished Goods                          924,745         493,203
                                                -----------     -----------
                    Total                       $ 2,751,070     $ 2,130,615
                                                ===========     ===========


NOTE 3 - Property And Equipment, net
   Property and Equipment, and Accumulated Depreciation are comprised of:

                                                 January 24,     October 25,
                                                    1998            1997
                                                 -----------     -----------
   Production machinery and equipment            $ 5,302,871     $ 4,946,390
   Office furniture and equipment                  2,422,659       2,321,844
   Laboratory and machine shop equipment           1,509,208       1,428,516
   Leasehold improvements                            810,943         812,120
                                                 -----------     -----------
            Total property and equipment          10,045,681       9,508,870
   Less accumulated depreciation                  (6,214,080)     (6,014,535)
                                                 -----------     -----------
            Net property and equipment           $ 3,831,601     $ 3,494,335
                                                 ===========     ===========


NOTE 4 - Quasi reorganization

   Effective October 29, 1994, the Board of Directors approved a quasi-reorganization which had the impact of eliminating the retained earnings deficit of $2,407,467 as an adjustment to the additional paid-in capital.

NOTE 5 - Earnings Per Share

   Effective October 26, 1997, the Company adopted Statement of Financial Accounting Standard No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary earnings per share (EPS) and fully diluted EPS with a presentation of basic EPS and diluted EPS. Basic earnings per share are based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share are based on the weighted average number of common shares outstanding and potential dilution of securities that could share in earnings.

   The following table sets forth the computation of basic and diluted earnings per share:

                                                          For the Three Months Ended
                                                     ------------------------------------
                                                      January 24,             January 25,
   Numerator:                                            1998                    1997
                                                     ------------            ------------
   Net income (loss) numerator for basic
     earnings per share - income (loss)
     available to common shareholders                $    449,190            $    (16,497)
   Effect of dilutive securities:
     Preferred Stock Dividends                             18,662                  18,662
                                                     ------------            ------------
   Numerator for diluted earnings per share
     Income available to common shareholders
     after assumed conversion                        $    467,852            $      2,165

   Denominator:
   Denominator for basic earnings per share:
     Weighted average shares outstanding
     during the period                                 12,640,011              12,615,011
   Effect of Dilutive Securities:
     Employee Stock Options                                53,482                  52,639
     Assumed Conversion of Preferred Stock              3,732,320               3,732,320

                                                     ------------            ------------
   Denominator for diluted earnings per share          16,425,813              16,399,970
                                                     ------------            ------------

   Earnings per Share:
                  Basic                              $        .04            $        .00
                                                              ===                     ===

                  Diluted                            $        .03             $       .00
                                                              ===                     ===

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 25, 1997.

RESULTS OF OPERATIONS

First Quarter FY 1998 Compared with First Quarter FY 1997

The Company's sales of $4,803,671 in the first quarter of fiscal year 1998 surpassed last year's first quarter by 13% due principally to higher technical services sales as well as product sales. Net income reached $467,852, reflecting a major improvement over the previous year's first quarter breakeven results because of the gains in product sales as well as significantly higher production levels.

Shipments of light vehicle windshield washer nozzles and defroster outlets of $4,334,677 were 7% above the FY 1997 first quarter sales of $4,061,350. The gain was attributable to larger washer nozzle shipments to the Japanese automotive manufacturing plants in the United States, as well as to one major U.S. manufacturer. Defroster outlet sales, on the other hand, decreased sharply as the demand for certain models declined. Technical services sales, principally of customer tooling, increased 157% to $468,994 from last year's first quarter sales of $182,773 as more new tools were approved for the manufacture of new washer nozzles.

Gross profit in the FY 1998 first quarter was $1,508,285, 39% greater than the previous year's first quarter of $1,086,042. In addition to the increase in sales, the major difference was the lower cost per part due to higher production levels this year as inventories were built to more appropriate levels to meet customer service requirements in contrast to last year when plant layoffs were carried out to bring inventories down in line with shipment levels.

Selling, general and administrative expenses at $620,748 were 26% lower than last year's first quarter principally due to the elimination of sales commissions to manufacturer's representatives as the Company operated with its own sales force and office this year.

Research and development costs declined 34% to $180,966 in FY 1998's first quarter from the previous year's first quarter as supporting engineering efforts were redirected to customer product and tooling programs.

Operating income rose to $706,571 in this year's first quarter in contrast to last year's first quarter operating loss of $29,701.

The provision and benefit for income taxes, both federal and state, have been determined based upon an estimate of the total year's pretax income.

FINANCIAL CONDITION

The Company's working capital of $5,521,772 at January 24, 1998, increased $106,817 from the previous year end at October 25, 1997. The current ratio increased from 2.95 to 3.35 during the first quarter. Inventories increased $620,455 as a result of the high production levels during the first quarter to provide the company with the capability to meet customer service requirements. Accrued expenses declined $441,347 as certain year-end accruals and the preferred stock dividend were paid in the first quarter.

Cash flow during the FY 1998 first quarter was positive $313,978 derived from the sales of temporary investments. Aside from these sales, cash flow was negative $776,843 principally due to purchases of property and equipment for $592,147 and to the investments in inventories for $620,455. Three new electric injection molding machines were added during the first quarter as well as various other equipment. The cash flow from adjusted net income, which includes depreciation, was $721,136.

North American light vehicle production, which generates most of the Company's sales, increased 10.6% in the fourth calendar quarter of 1997 versus the same period in 1996. Production for the first calendar quarter of 1998 is forecasted by Ward's Automotive Reports to increase 1% above the prior year's first quarter.

The Company's management believes that the present and planned production capacity should be satisfactory to meet the anticipated demands referred to above, as well as near-term new product deliveries. Cash flow from operations, available cash, and the Company's credit line are expected to provide the funds needed for near-term working capital requirements and capital expenditures.

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE THREE MONTHS ENDED JANUARY 24, 1998

Item  6. Exhibits and Reports on Form 8-K

     Exhibit                            Description
     -------                            -----------
(a)  Exhibit 20                         Report furnished to Security Holders

(b)  Reports on Form 8-K                none