Form 10-Q
period 1998-04-25
BOWLES FLUIDICS CORP
filed 1998-06-09
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended April 25, 1998 Commission File Number 2-37706

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

Indicate the number of shares outstanding of each issuer's classes of common stock, as of April 25, 1998.

         Class                            Outstanding at April 25, 1998
   ------------------                     -----------------------------
   Common Stock, $.10                           12,640,011 shares

INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE SIX MONTHS ENDED APRIL 25, 1998

                                                                         Page
   PART I.    Financial Information                                     Number
                                                                        ------
     Item 1.  Financial Statements

              Consolidated Statements of Income
                 For the three and six months ended
                 April 25, 1998, and April 26, 1997  ...................... 3

              Consolidated Balance Sheets
                 April 25, 1998, and October 25, 1997  .................... 4

              Consolidated Statements of Cash Flows
                 For the six months ended
                 April 25, 1998, and April 26, 1997  ...................... 5

              Notes to Consolidated Financial Statements  ................. 6

     Item 2.  Management's Discussion and Analysis
                 of Results of Operations and Financial
                 Condition................................................. 8

   PART II.   Other Information

     Item 6.  Exhibits and Reports on Form 8-K  ...........................11
                     Exhibit 20  ..........................................12
                     Form 8-K  ............................................14

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


                                                    For the Three Months Ended               For the Six Months Ended
                                                    --------------------------               ------------------------
                                                    April 25,        April 26,              April 25,        April 26,
                                                      1998             1997                   1998             1997
                                                    ---------        ---------              ---------        ---------

Net sales                                          $ 5,669,190     $ 4,983,272            $10,472,861      $ 9,227,395

     Cost of sales                                   4,011,008       3,037,098              7,306,394        6,195,179
                                                    ----------      ----------             ----------       ----------

Gross profit                                         1,658,182       1,946,174              3,166,467        3,032,216

     Selling, general and
         administrative expenses                       708,367         896,487              1,329,115        1,737,469
     Research and development costs                    196,597         256,747                377,563          531,508
                                                    ----------      ----------             ----------       ----------

Operating income                                       753,218         792,940              1,459,789          763,239

     Interest income                                    12,787          25,273                 40,888           51,258
     Other income (expense), net                         9,929           7,032                 14,327           (1,919)
                                                    ----------      ----------             ----------       ----------

Income before taxes                                    775,934         825,245              1,515,004          812,578

     Provision for income taxes                        289,172         307,174                560,390          292,342
                                                    ----------      ----------             ----------       ----------

Net income                                             486,762         518,071                954,614          520,236

     Preferred stock
         dividends accrued                             (18,662)        (18,662)               (37,323)         (37,323)
                                                    ----------      ----------             ----------       ----------

Income applicable to
     common shareholders                           $   468,100     $   499,409            $   917,291      $   482,913
                                                    ==========      ==========             ==========       ==========

Basic earnings per share                           $       .04     $       .04            $       .07      $       .04
                                                    ==========      ==========             ==========       ==========

Diluted earnings per share                         $       .03     $       .03            $       .06      $       .03
                                                    ==========      ==========             ==========       ==========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                     (Unaudited)      (Audited)
                                                      April 25,      October 25,
                                                        1998             1997
                                                     -----------     -----------
ASSETS

Current

    Cash and cash equivalents                        $    41,736     $   755,525
    Investments available for sale                       495,968       1,563,121
    Accounts receivable                                3,749,214       3,112,063
    Inventories                                        3,076,403       2,130,615
    Other current assets                                 432,116         634,037
                                                     -----------     -----------
        Total current assets                           7,795,437       8,195,361
                                                     -----------     -----------
Property and equipment, net                            4,196,946       3,494,335
Other assets                                              92,323          95,005
                                                     -----------     -----------
Total assets                                         $12,084,706     $11,784,701
                                                     ===========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current

    Accounts payable - trade                         $ 1,035,950     $ 1,122,437
    Accrued expenses and other liabilities             1,079,561       1,609,807
    Income taxes payable                                  58,078          48,162
                                                     -----------     -----------
         Total current liabilities                     2,173,589       2,780,406
Other liabilities                                        480,612         492,866
                                                     -----------     -----------
Total liabilities                                    $ 2,654,201     $ 3,273,272
                                                     -----------     -----------

Commitments and contingencies

Stockholders' Equity
    8% Convertible preferred stock                       933,080         933,080
    Common stock                                       1,264,001       1,264,001
    Additional paid-in capital                         2,728,083       2,728,083
    Retained earnings                                  4,505,341       3,586,265
                                                     -----------     -----------

Total stockholders' equity                             9,430,505       8,511,429
                                                     -----------     -----------
Total liabilities and stockholders' equity           $12,084,706     $11,784,701
                                                     ===========     ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                       For the Six Months Ended
                                                       ------------------------
                                                       April 25,      April 26,
                                                         1998           1997
                                                     -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                           $   954,614    $   520,236
     Adjustments to reconcile net income
      provided by operating activities:
        Depreciation and amortization                    526,804        448,238
        Net loss on disposal of assets                     2,675          2,450
        Accretion of interest on investments             (25,139)       (16,668)
                                                     -----------    -----------
                                                       1,458,954        954,256
                                                     -----------    -----------

 Change in operating accounts:
        Accounts receivable                             (637,151)      (661,326)
        Inventories                                     (945,788)       216,942
        Other assets                                     201,244         72,395
        Accounts payable                                 (86,487)      (284,990)
        Accrued expenses and other liabilities          (492,923)      (115,818)
        Income taxes payable                               9,916         79,872
                                                     -----------    -----------
              Change in operating accounts            (1,951,189)      (692,925)
                                                     -----------    -----------
 Net cash provided (used) by operating activities       (492,235)       261,331
                                                     -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures                             (1,237,729)      (431,341)
     Proceeds from sale of equipment                        --              425
     Proceeds from sale of investments                 1,090,821           --
                                                     -----------    -----------
Net cash used in investing activities                   (146,908)      (430,916)
                                                     -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Preferred stock dividend                            (74,646)       (74,646)
     Proceeds from issuance of common stock                 --            4,500
                                                     -----------    -----------
Net cash used in financing activities                    (74,646)       (70,146)
                                                     -----------    -----------

Net decrease in cash and cash
   equivalents                                          (713,789)      (239,731)

CASH AND CASH EQUIVALENTS
     - Beginning of period                               755,525      1,287,110
                                                     -----------    -----------
     - End of period                                 $    41,736    $ 1,047,379
                                                     ===========    ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

   In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of April 25, 1998, and the results of operations and cash flows for three and six months ended April 25, 1998, and April 26, 1997.

   While the Company believes that the disclosures presented are adequate to make the information not misleading, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

   The Company considers itself as one operating segment due to the similarity of its products, services, production processes, customers and distribution.

NOTE 2 - INVENTORIES

     Inventories are comprised of:

                                                    April 25,        October 25,
                                                      1998               1997
                                                   ----------         ----------

Raw Material                                       $  653,684         $  620,567
Work and tooling in process                         1,377,944          1,016,845
Finished Goods                                      1,044,775            493,203
                                                   ----------         ----------
      Total                                        $3,076,403         $2,130,615
                                                   ==========         ==========


NOTE 3 - PROPERTY AND EQUIPMENT, AND ACCUMULATED DEPRECIATION

     Property and Equipment, and Accumulated Depreciation are comprised of:

                                                   April 25,        October 25,
                                                     1998              1997
                                                 ------------      ------------

Production machinery and equipment               $  5,841,868      $  4,946,390
Office furniture and equipment                      2,447,349         2,321,844
Laboratory and machine shop equipment               1,502,390         1,428,516
Leasehold improvements                                810,943           812,120
                                                 ------------      ------------
         Total property and equipment              10,602,550         9,508,870
Less accumulated depreciation                      (6,405,604)       (6,014,535)
                                                 ------------      ------------
         Net property and equipment              $  4,196,946      $  3,494,335
                                                 ============      ============


NOTE 4 - QUASI-REORGANIZATION

     Effective October 29, 1994, the Board of Directors approved a quasi-reorganization which had the impact of eliminating the retained earnings deficit of $2,407,467 as an adjustment to the additional paid-in capital.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                              For the Three Months Ended       For the Six Months Ended
                                             ----------------------------    ----------------------------
                                               April 25,       April 26,       April 25,      April, 26,
                                                 1998            1997            1998            1997
                                             ------------    ------------    ------------    ------------
Numerator:
Net income numerator for basic
   earnings per share - income available
   to common shareholders                    $    486,762    $    518,071    $    954,614    $    520,236
Effect of dilutive securities:
   Preferred Stock Dividends                      (18,662)        (18,662)        (37,323)        (37,323)
                                             ------------    ------------    ------------    ------------
Numerator for diluted earnings per share
   Income available to common shareholders
   after assumed conversion                  $    468,100    $    499,409    $    917,291    $    482,913
                                             ------------    ------------    ------------    ------------

Denominator:
Denominator for basic earnings per share:
   Weighted average shares outstanding
   during the period                           12,640,011      12,640,011      12,640,011      12,627,511
Effect of dilutive securities:
   Employee Stock Options                          54,570          45,836          54,043          48,570
   Assumed Conversion of Preferred Stock        3,732,320       3,732,320       3,732,320       3,732,320
                                             ------------    ------------    ------------    ------------
Denominator for diluted earnings per share     16,426,901      16,418,167      16,426,374      16,408,401
                                             ------------    ------------    ------------    ------------

Earnings per Share:

         Basic                               $        .04    $        .04    $        .08    $        .04
                                             ============    ============    ============    ============

         Diluted                             $        .03    $        .03    $        .06    $        .03
                                             ============    ============    ============    ============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 25, 1997. The Company considers itself as one operating segment due to the similarity of its products, services, production processes, customers and distribution.

RESULTS OF OPERATIONS
---------------------

Second Quarter FY 1998 Compared with Second Quarter FY 1997
-----------------------------------------------------------

The Company's sales reached an all-time quarterly record in the second quarter of fiscal year 1998 principally due to the billing of customer tooling. Net income, however, fell short of last year's second quarter results because of additional manufacturing costs this year and the lack of last year's customer reimbursement of certain application engineering expenses. Net sales in the second quarter of fiscal year 1998 rose to $5,669,190, 14% above last year's second quarter sales of $4,983,272. Net income was $486,762, 6% or $31,309 below the prior year's second quarter results of $518,071.

Sales of light vehicle windshield washer nozzles and defroster outlets of $5,001,362 were 2.5% above the FY 1997 second quarter sales of $4,878,833 due to increased market penetration in North America. Billings of $667,828 for prototype and production tooling for future washer nozzle manufacturing increased more than six times over the prior year's second quarter sales related to the start-up of various new vehicle model programs.

Gross profit in the fiscal year 1998 second quarter was $1,658,182, 29% of total sales. This compares with $1,946,174 in last fiscal year's second quarter at 39% of total sales, reflecting a 15% decrease in profit. Manufacturing costs were higher in this year's second quarter related to the start-up of new products and a decrease in production efficiency. In addition, in the prior year's second quarter a portion of the engineering and design costs for the new air conditioning outlets were reimbursed by the customer.

Selling, general and administrative expenses of $708,367 for the fiscal year 1998 second quarter were 21% lower than those for the prior fiscal year's second quarter due to the elimination of the sales commissions for manufacturer's representatives and their replacement with the cost of the Company's own sales force in the Detroit area. Research and development costs at 3.5% of total sales were $196,597, 23% below last year's second quarter as the spending on certain product development projects was discontinued or reduced.

Operating income decreased $39,722 or 5% to $753,218 in this fiscal year's second quarter compared to $792,940 in last year's comparable period.

Interest income declined 49% from the prior year's second quarter due to lower cash and cash equivalent balances in this year's second quarter.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' second quarters were essentially the same.

Six Months Ended April 25, 1998, Compared with Six Months Ended April 26, 1997
------------------------------------------------------------------------------

For the first six months of the fiscal year 1998, net sales rose due to increased product deliveries as well as tooling billings, and net income also improved because of lower selling, general and administrative expenses, and research and development costs.

Net sales for the fiscal year 1998 first six months were $10,472,861, 13% above the sales of last year's comparable period of $9,227,395. Net income was $954,614, 83% or $434,378 more than the prior year's first six months of $520,236.

Sales of light vehicle washer and defroster nozzles of $9,336,039 increased 4% in the first six months compared with $8,940,183 in the same period of the prior year. The gain was provided primarily by new washer nozzle shipments for foreign automotive companies manufacturing in the United States. Future production tooling sales increased $849,610 to $1,136,822 from last year's first six month sales of $287,212 related to the start-up of various new vehicle model programs.

Gross profit for the first six months of fiscal year 1998 was 30% of net sales at $3,166,467 compared with 33% of net sales for the prior year's comparable period at $3,032,216. The gross profit increased as a result of the higher washer nozzle sales. The profit margin decreased due to the lack of last year's reimbursement from a customer for a portion of the engineering and design costs for the new air conditioning outlets.

Selling, general and administrative expenses were $1,329,115 in the first six months of fiscal year 1998, 24% lower than in the similar 1997 period due to the elimination of the sales commissions for manufacturer's representatives and their replacement with the cost of the Company's own sales force in the Detroit area. Research and development costs at 3.6% of net sales were 29% less than the prior year's comparable period as the spending on certain product development projects was discontinued or reduced.

Operating income was $1,459,789 in the first six months of the fiscal year 1998 compared with $763,239 in the similar period last year, a 91% improvement.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' six months were essentially the same.

FINANCIAL CONDITION
-------------------

The Company's working capital of $5,621,848 at April 25, 1998, increased $206,893 or 4% from the previous fiscal year end at October 25, 1997. The current ratio increased from 2.95 at the year end to 3.59 at the end of this six-month period. Cash and cash equivalents as well as investments available for sale decreased significantly, but both inventories and accounts receivable increased and accrued expenses were paid down.

Cash used by operating activities was $492,235 in the first six months of fiscal year 1998 compared with cash provided by operating activities of $261,331 in last year's comparable period. This fiscal year the cash flow from net income and depreciation was significantly higher, but large investments were made in inventories, in both finished goods and tooling in process, and accounts receivable increased as a result of higher sales. In addition, accrued expenses were reduced principally for the payment of sales commissions related to the termination of the Company's sales agreement with its manufacturer's representatives. The final payment for these sales commissions was made in May 1998. Finished goods were increased in order to provide safety stock to ensure future on-time delivery. A large portion of the tooling in process is for the manufacture of the new air conditioning outlets. The billings are expected to be approved and the cash receipts received for these tools later in the calendar year 1998.

Capital expenditures were $1,237,729 in this fiscal year's first six months, $806,388 greater than last year's similar period principally for an increase in production capacity and additional tooling. Expenditures for fiscal year 1998 are expected to exceed significantly the spending in the prior fiscal year.

North American vehicle production increased 2% in the first calendar quarter of 1998 versus the same period in 1997. Production for the second quarter of 1998 is forecasted by Ward's Automotive Reports to increase 1% over last year's second quarter.

The Company's management believes that the present and planned production capacity should be satisfactory to meet the anticipated demands of the Company's share of the North American vehicle production forecast, as well as near-term new product shipments. Cash flow from operations and available cash are expected to provide the funds needed for planned working capital requirements and capital expenditures.

In order to perform the required electronic communication with its customers, control production and other business functions, and receive product and services from its suppliers, the Company needs to ensure that its own computer systems and those of its suppliers will function properly for the year 2000 and beyond. The Company has taken the necessary steps for its own computer systems which are now compliant with these requirements. It continues to be in the process of assessing the status of its production equipment and its suppliers. The costs of compliance have not been and are not expected to be significant to its results of operations.

Forward-Looking Statements
--------------------------

This report contains certain forward-looking statements subject to risk and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE SIX MONTHS ENDED APRIL 25, 1998

Item  6. Exhibits and Reports on Form 8-K

      Exhibit                Description
      -------                -----------

(a)   Exhibit 20             Report furnished to Security Holders


(b)   Reports on Form 8-K