Form 10-Q
period 1998-07-25
BOWLES FLUIDICS CORP
filed 1998-09-08
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarter Ended July 25, 1998 Commission File Number 2-37706
                           -------------                        -------

                          Bowles Fluidics Corporation
              ----------------------------------------------------
             (exact name of registrant as specified in its charter)

                     MARYLAND                            52-0741762
         -----------------------------------------------------------------
           (State or other jurisdiction of             (I.R.S. Employer
            incorporation or organization)            Identification No.)

            6625 Dobbin Road, Columbia, Maryland                  21045
         -----------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (410) 381-0400


         Indicate by check mark whether the registrant has filed all annual, quarterly and other reports required to be filed with the Commission within the past 90 days and in addition has filed the most recent annual report required to be filed.

                           Yes X                  No
                              ---                   ---

         Indicate the number of shares outstanding of each issuer's classes of common stock, as of July 25, 1998.

                   Class                       Outstanding at July 25, 1998
             ------------------                ----------------------------
             Common Stock, $.10                       12,685,011 shares

INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE NINE MONTHS ENDED JULY 25, 1998


                                                                          Page
   PART I.     Financial Information                                     Number
                                                                         ------
     Item 1.   Financial Statements

               Consolidated Statements of Income
                  For the three and nine months ended
                  July 25, 1998, and July 26, 1997  .....................   3

               Consolidated Balance Sheets
                  July 25, 1998, and October 25, 1997  ..................   4

               Consolidated Statements of Cash Flows
                  For the nine months ended
                  July 25, 1998, and July 26, 1997  .....................   5

               Notes to Consolidated Financial Statements  ..............   6

     Item 2.   Management's Discussion and Analysis
                  of Results of Operations and Financial
                  Condition  ............................................   8

   PART II.    Other Information

     Item 6.   Exhibits and Reports on Form 8-K  ........................  11
                  Exhibit 20  ...........................................  12

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

                                                    For the Three Months Ended              For the Nine Months Ended
                                                    --------------------------             ---------------------------
                                                     July 25,         July 26,               July 25,         July 26,
                                                       1998             1997                   1998             1997
                                                    ----------      ----------             ----------       ----------
Net sales                                           $4,632,502      $4,387,924            $15,105,362      $13,615,319

     Cost of sales                                   3,889,714       3,130,132             11,196,107        9,325,310
                                                    ----------      ----------             ----------       ----------

Gross profit                                           742,788       1,257,792              3,909,255        4,290,009

     Selling, general and
       administrative expenses                         664,588         672,013              1,993,702        2,409,483
     Research and development costs                    205,180         225,055                582,743          756,563
                                                    ----------      ----------             ----------       ----------

Operating income (loss)                               (126,980)        360,724              1,332,810        1,123,963

     Interest income                                    11,134          30,363                 52,022           81,551
     Other income (expense), net                         9,423          (3,990)                23,749           (5,839)
                                                    ----------      ----------             ----------       ----------

Income (loss) before taxes                            (106,423)        387,097              1,408,581        1,199,675

     Provision (credit) for income taxes               (38,759)        140,345                521,631          432,687
                                                    ----------      ----------             ----------       ----------

Net income (loss)                                      (67,664)        246,752                886,950          766,988

     Preferred stock
       dividends accrued                                18,662          18,662                 55,985           55,985
                                                    ----------      ----------             ----------       ----------


Income (loss) applicable to
     common shareholders                            $  (86,326)     $  228,090             $  830,965       $  711,003
                                                    ==========      ==========             ==========       ==========

Basic earnings per share                            $     (.01)     $      .02             $      .07       $      .06
                                                    ==========      ==========             ==========       ==========

Diluted earnings per share                          $      .00      $      .02             $      .05       $      .05
                                                    ==========      ==========             ==========       ==========



The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS


                                                  (Unaudited)       (Audited)
                                                    July 25,       October 25,
                                                      1998             1997
                                                  -----------      -----------
ASSETS
Current
  Cash and cash equivalents                       $   970,359      $   755,525
  Investments available for sale                        --           1,563,121
  Accounts receivable                               2,821,583        3,112,063
  Inventories                                       2,992,946        2,130,615
  Other current assets                                425,689          634,037
                                                  -----------      -----------
    Total current assets                            7,210,577        8,195,361
                                                  -----------      -----------
Property and equipment, net                         4,312,460        3,494,335
Other assets                                           91,230           95,005
                                                  -----------      -----------
Total assets                                      $11,614,267      $11,784,701
                                                  ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current
  Accounts payable - trade                        $   701,337      $ 1,122,437
  Accrued expenses and other liabilities            1,088,139        1,609,807
  Income taxes payable                                  --              48,162
                                                  -----------      -----------
    Total current liabilities                       1,789,476        2,780,406
Other liabilities                                     474,488          492,866
                                                  -----------      -----------
Total liabilities                                 $ 2,263,964      $ 3,273,272
                                                  -----------      -----------

Commitments and contingencies
Stockholders' Equity
  8% Convertible preferred stock                      933,080          933,080
  Common stock                                      1,268,501        1,264,001
  Additional paid-in capital                        2,732,832        2,728,083
  Retained earnings                                 4,415,890        3,586,265
                                                  -----------      -----------

Total stockholders' equity                          9,350,303        8,511,429
                                                  -----------      -----------
Total liabilities and stockholders' equity        $11,614,267      $11,784,701
                                                  ===========      ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                    For the Nine Months Ended
                                                                  -----------------------------
                                                                    July 25,          July 26,
                                                                      1998              1997
                                                                  -----------       -----------
Cash flows from operating activities:
Net income                                                        $   886,950       $   766,988
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                                     792,295           699,690
    Net loss on disposal of assets                                      2,221             2,891
    Accretion of interest on investments                              (25,139)           (1,580)
                                                                  -----------       -----------
                                                                    1,656,327         1,467,989
                                                                  -----------       -----------

 Change in operating accounts:
    Accounts receivable                                               290,480           580,103
    Inventories                                                      (862,331)         (162,089)
    Other assets                                                      (13,475)          145,444
    Accounts payable                                                 (421,100)         (408,207)
    Accrued expenses and other liabilities                           (423,125)           44,609
    Income taxes payable                                               93,103           (40,000)
                                                                  -----------       -----------
        Change in operating accounts                               (1,336,448)          159,680
                                                                  -----------       -----------
Net cash provided by operating activities                             319,879         1,627,849
                                                                  -----------       -----------

Cash flows from investing activities:
   Capital expenditures                                            (1,627,583)         (791,063)
   Patent and trademark expenditures                                    --               (4,433)
   Proceeds from sale of equipment                                      1,200               425
   Purchase of investments                                              --           (1,540,014)
   Proceeds from sale of investments                                1,586,734           577,837
                                                                  -----------       -----------
Net cash used in investing activities                                 (39,649)       (1,757,248)
                                                                  -----------       -----------

Cash flows from financing activities:
   Preferred stock dividend                                           (74,646)          (74,646)
   Proceeds from issuance of common stock                               9,250             4,500
                                                                  -----------       -----------
Net cash used in financing activities                                 (65,396)          (70,146)
                                                                  -----------       -----------

Net increase (decrease) in cash and cash
  equivalents                                                         214,834          (199,545)

Cash and cash equivalents
  - Beginning of period                                               755,525         1,287,110
                                                                  -----------       -----------
  - End of period                                                 $   970,359       $ 1,087,565
                                                                  ===========       ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - General
   In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of July 25, 1998, and the results of operations and cash flows for three and nine months ended July 25, 1998, and July 26, 1997.

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

NOTE 2 - Inventories

Inventories are comprised of:
                                                      July 25,      October 25,
                                                        1998           1997
                                                     ----------     -----------
              Raw Material                           $  843,762      $  620,567
              Work and tooling in process             1,021,015       1,016,845
              Finished Goods                          1,128,169         493,203
                                                     ----------      ----------
                    Total                            $2,992,946      $2,130,615
                                                     ==========      ==========

NOTE 3 - Property and Equipment, and Accumulated Depreciation

     Property and Equipment, and Accumulated Depreciation are comprised of:


                                                      July 25,      October 25,
                                                        1998           1997
                                                    -----------     -----------
     Production machinery and equipment             $ 6,086,011     $ 4,946,390
     Office furniture and equipment                   2,469,721       2,321,844
     Laboratory and machine shop equipment            1,576,988       1,428,516
     Leasehold improvements                             840,845         812,120
                                                    -----------     -----------
              Total property and equipment           10,973,565       9,508,870
     Less accumulated depreciation                   (6,661,105)     (6,014,535)
                                                    -----------     -----------
              Net property and equipment            $ 4,312,460     $ 3,494,335
                                                    ===========     ===========

NOTE 4 - Common Stock

     In May 1998, two officers of the Company exercised stock options and purchased 40,000 and 5,000 shares of common stock at the exercise prices of $.15 and $.65 per share respectively.

NOTE 5 - Quasi-reorganization

     Effective October 29, 1994, the Board of Directors approved a quasi-reorganization which had the impact of eliminating the retained earnings deficit of $2,407,467 as an adjustment to the additional paid-in capital.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Earnings Per Share

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

     The following table sets forth the computation of basic and diluted earnings per share:

                                                     For the Three Months Ended            For the Nine Months Ended
                                                   -------------------------------       -----------------------------
                                                     July 25,            July 26,          July 25,          July 26,
                                                       1998                1997              1998              1997
                                                   -----------         -----------       -----------       -----------
Numerator:
Numerator for basic earnings per share:
  Income available to common
  shareholders                                     $   (86,326)        $   228,090       $   830,965       $   711,003
Effect of dilutive securities:
  Preferred Stock Dividends                             18,662              18,662            55,985            55,985
                                                   -----------         -----------       -----------       -----------
Numerator for diluted earnings per share
  Income available to common shareholders
  after assumed conversion                         $   (67,664)        $   246,752       $   886,950       $   766,988
                                                   -----------         -----------       -----------       -----------

Denominator:
Denominator for basic earnings per share:
  Weighted average shares outstanding
  during the period                                 12,685,011          12,640,011        12,655,011        12,633,111
Effect of dilutive securities:
  Employee Stock Options                                14,879              38,615            14,847            45,284
  Assumed Conversion of Preferred Stock              3,732,320           3,732,320         3,732,320         3,732,320
                                                   -----------         -----------       -----------       -----------
Denominator for diluted earnings per share          16,432,210          16,410,946        16,402,178        16,410,715
                                                   -----------         -----------       -----------       -----------

Earnings per Share:
       Basic                                       $      (.01)        $       .02       $       .07       $       .06
                                                           ===                 ===               ===               ===

       Diluted                                     $       .00         $       .02       $       .05       $       .05
                                                           ===                 ===               ===               ===

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 25, 1997.


RESULTS OF OPERATIONS

Third Quarter FY 1998 Compared with Third Quarter FY 1997

The General Motors strike as well as the normal annual vacation shutdown significantly affected operations in the third quarter of fiscal year 1998. Shipments of automotive products declined but sales of production tooling more than doubled. As a result, a net loss was recorded for the third quarter of fiscal year 1998 in contrast to a profit in the prior year's third quarter.

Net sales in the third quarter of FY 1998 increased to $4,632,502, 5.6% above last year's third quarter sales of $4,387,924. The net loss was $67,664 compared with net income of $246,752 earned in the third quarter of FY 1997.

Sales of light vehicle windshield washer and defroster nozzles of $3,584,894 declined 10% from the prior year's third quarter sales of $3,983,944. The General Motors strike was the primary cause of the sales decline. Sales of production and prototype tooling of $1,047,608 principally for future manufacturing of the new air conditioning outlets increased significantly over last year's third quarter sales of $403,979.

Gross profit in this year's third quarter was $742,788, 41% below last year's third quarter profit of $1,257,792. The decrease was due to the lower product sales and higher unabsorbed manufacturing expenses resulting from lower production levels. The related personnel were not laid off during the strike, but rather their efforts were redirected to expedite manufacturing process improvements.

Selling, general and administrative expenses of $664,588 for the fiscal year 1998 third quarter were approximately equal to those for the prior year's third quarter. Research and development costs were $205,180, 9% below last year's third quarter since in 1997 significant effort was directed toward the development of the new air conditioning outlets.

An operating loss of $126,980 was realized in this year's third quarter compared to operating income of $360,724 in the prior year's third quarter.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income using the same tax rates for both this year and last year.


Nine Months Ended July 25, 1998, Compared with Nine Months Ended July 26, 1997

For the first nine months of the 1998 fiscal year ended July 25, 1998, total sales increased compared to last year's first nine months due to higher technical services sales and net income gained because of the reduction of several expenses and higher production levels. The negative impact of the GM strike on the FY 1998 third quarter's product sales more than offset the favorable effect of the increase in product sales in the first six months of the year.

Net sales for the first nine months of fiscal year 1998 were $15,105,362, 11% above last year's first nine months of $13,615,319. Net income of $886,950 was 16% higher than the prior year's first nine months results of $766,988.

Sales of light vehicle windshield washer and defroster nozzles of $12,920,701 in the first nine months of FY 1998 were approximately equal to sales of the similar period in the last fiscal year. Higher shipments of windshield washer nozzles were offset by lower sales of defroster nozzles. Technical services sales amounting to $2,184,662 of production and prototype tooling and product design related to the future manufacturing of both the new air conditioning outlets and the current washer nozzle business increased more than three times over the prior year's first nine months sales of $691,191. The Company has been selected as the supplier of automotive air conditioning outlets for two future vehicles scheduled for production by one customer starting in 1999 and by another in 2000.

Gross profit in the first nine months of the 1998 fiscal year declined 9% to $3,909,255 from $4,290,009 in the similar fiscal year 1997 period because of the unfavorable impact of the GM strike in the third quarter of FY 1998.

Selling, general and administrative expenses were $1,993,702 in the first nine months of fiscal year 1998, 17% less than last year's expenses for a similar period of $2,409,483. The decrease was the result of the elimination of the sales commissions to independent manufacturer's representatives and their replacement with the cost of the Company's own sales force in the Detroit area. Research and development costs decreased 23% to $582,743 for the first nine months of fiscal year 1998. Less spending was incurred for washer nozzle and air conditioning outlet product development.

Operating income of $1,332,810 in this year's first nine months compared with $1,123,963 in the similar period last year, a 19% increase.

Provision for income taxes, both federal and state, was determined based upon an estimate of the total year's pretax income. The effective tax rates for both years' nine months were essentially the same.

FINANCIAL CONDITION

The Company's position in cash, cash equivalents, and current investments available for sale on July 25, 1998, decreased $1,348,287 to $970,359 from $2,318,646 at the previous fiscal year end of October 25, 1997. The working capital of $5,421,101 at July 25, 1998, was approximately the same as the last fiscal year end. The current ratio rose to 4.03 from 2.95 since October 25, 1997, the previous year end.

Cash provided by operating activities was $319,879 in the first nine months of fiscal year 1998 compared with $1,627,849 in the prior fiscal year's similar period. Cash flow from net income and depreciation was higher, but finished goods and raw material inventories were increased in order to provide safety stock to ensure on-time delivery, and accounts payable declined as a result of the slow-down in production during the months of June and July. In addition, accrued expenses also declined due to the final payments of the accrued sales commissions related to the termination of the Company's sales agreement with its manufacturer's representatives.

Capital expenditures were $1,627,583 in the fiscal year's first nine months, $836,520 greater than those for last year's similar period principally to increase production capacity and provide additional tooling.

North American light vehicle production decreased 4% in the second calendar quarter of 1998 versus the same period in 1997. Production for the third quarter of 1998 is forecasted by Ward's Automotive Reports to decrease in the same range. It is expected that shipments in the Company's fiscal fourth quarter, which does not include the GM strike period of July 1998, will reflect more normal activity levels.

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

In order to perform the required electronic communication with its customers, control production and other business functions, and receive product and services from its suppliers, the Company needs to ensure that its own computer systems and those of its suppliers will function properly for the year 2000 and beyond. The Company has taken the necessary steps for its own computer systems to be compliant with these requirements. It continues to be in the process of assessing the status of its production equipment and its suppliers. The costs of compliance have not been and are not expected to be significant to its results of operations.

Forward-Looking Statements

This report contains certain forward-looking statements subject to risk and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE NINE MONTHS ENDED JULY 25, 1998

Item  6. Exhibits and Reports on Form 8-K

      Exhibit                            Description
      -------                            -----------
(a)   Exhibit 20                         Report furnished to Security Holders


(b)   Reports on Form 8-K                None