Form 10-K
period 1998-12-31
BOWLES FLUIDICS CORP
filed 1999-01-29
CIK 13585

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the Fiscal Year Ended              October 31, 1998

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

                                      Yes   x        No __

The aggregate market value of the registrant's voting stock held by non-affiliate persons and entities as of December 24, 1998, computed by reference to the closing price for such stock on the composite reporting system on such date, was $908,274 based on 1,038,027 shares.

The number of shares of the registrant's common stock outstanding as of December 24, 1998, was 12,685,011.

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

                  The Company has continued to expend efforts on the research and development of new fluidic products for the automotive and other industries. The air conditioning outlet in the instrument panel of automotive vehicles has been a particular focus. Prototypes have been developed and presented to a number of potential customers. At present, two customers have selected the Company as the supplier of these outlets, one for a vehicle scheduled to start production in August 1999 and the other for production in February 2000.

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

       Patents and Competitive Products

                  The Company has engaged, since its inception, in research and development in the fields of fluidics and fluid effect devices, encompassing both gases and liquids. Over the past 19 years, 52 U.S. patents have been granted to the Company's employees and assigned to the Company. Ten applications are presently in process for additional U.S. patents. Patents in selected other countries have also been granted for most of the art covered by the U.S. patents. Although these patents embody new and novel technology or product, there is available competitive technology and alternative product. The extent to which the expiration of an individual patent may affect the Company's competitive position is difficult to determine.

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

       Raw Material Sources and Availability

                  Raw materials, primarily plastic resin, are sourced within the United States. Their market prices were generally stable during the current year and adequate supply is expected to be available in the coming year. The resins purchased are restricted to those approved by the Company's customers.

       Working Capital Requirements

                  The Company's standard credit terms for receivables are net 30 days. Adequate levels of inventories are normally maintained in order to ensure compliance with the stringent delivery requirements of our customers.

                  The design and acquisition of production tools, which represent the major portion of technical services sales, normally take several months to complete, during which period the Company accumulates such costs which are included in work-in-process inventories. Sales invoices for these tools and services are rendered only after completion and customers' acceptance of qualified products produced by the tools.

       Research and Development

                  The Company's research and development costs, all Company-funded, were:

                                                 % of Sales
                                                 ----------
              FY 1998          $  866,390            4.1
              FY 1997          $1,005,183            5.3
              FY 1996          $1,175,890            6.5

                  In FY 1998, the Company's research and development efforts were directed primarily toward basic research and the design of new fluidic nozzles intended for a variety of purposes resulting in the filing of a number of patent applications.

                  In FY 1997 and FY 1996, the Company's research and development efforts were directed primarily toward the further development of fluidic air conditioning outlets for cars and light trucks, and the advancement of its knowledge of the workings of fluidic washer nozzles, including wind tunnel testing. These efforts resulted in a number of patent filings.

                  Potential sales of products still in the development stage cannot be predicted since product capability and customer acceptance of the new technology are difficult to determine.

       Employees

                  The Company averaged approximately 275 employees during FY 1998 and employed 278 people on a full-time basis on October 31, 1998. The increase from the 252 employed on October 25, 1997, was primarily in the manufacturing departments.


       Compliance with Environmental Regulations

                  The Company believes it is in compliance with all known environmental regulations and has no plans for significant expenditures to meet these requirements in the future.

Item 2.           PROPERTIES

                  The Company entered into an amended lease in September 1993 for, in effect, all of the space at its facility in Columbia, Maryland, its principal location until April 16, 2004. The lease amendment further provides an option to continue the lease for an additional ten years or to purchase the premises at 94% of fair market value at the end of the initial term of the lease.

                  The facility provides for the Company's current needs for manufacturing windshield washer and defroster nozzles at levels adequate to meet projected customer needs and for manufacturing committed air conditioning outlets. Additional space for warehousing, however, will be required in the near future.

                  The Columbia facilities are currently utilized as follows:

                  Manufacturing, Materials, Quality Control      66,264 sq. ft.
                  Administration and Sales                        8,883 sq. ft.
                  Laboratories and Engineering                   13,679 sq. ft.
                                                                ---------------
                      Total Area                                 88,826 sq. ft.
                                                                ================

                  Beginning April 15, 1997, the Company leased for three years 1,617 sq. ft. of office space in Southfield, Michigan, to be used by its sales staff.

Item 3.           LEGAL PROCEEDINGS

                  None.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None were submitted during the fourth quarter of the Company's fiscal year.

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

                  The high and low bid and asked prices of the common stock over the last two fiscal years are listed below:

                                          Bid                    Asked
                                   -----------------       ----------------
         FY                        High          Low        High       Low
         ---                       ----          ---        ----       ---
         1997   1st Quarter        1 3/8        13/16       1 5/8     1 1/4
                2nd Quarter        1 3/8          5/8      1 9/16       3/4
                3rd Quarter        13/16         7/16         7/8      9/16
                4th Quarter        3 1/8          3/4       3 1/2       7/8

         1998   1st Quarter        1 3/4        1 1/4      2 1/16     1 3/8
                2nd Quarter        1 3/4       1 1/16       2 1/2     1 3/8
                3rd Quarter        1 3/4            1           2     1 3/8
                4th Quarter       1 1/32        23/32       1 1/2     1 1/8

                  Note: The above quotes represent prices between dealers and do not include retail mark-up, mark-down, or commissions. They do not represent actual transactions.

                  On December 8, 1998, the Board of Directors of the Company adopted a resolution authorizing the submission to the vote of the stockholders of the Company of a proposed amendment to the Articles of Incorporation of the Company under which all outstanding shares of common stock will be subject to a reverse stock split at the ratio of 1,000 shares of common stock before the reverse split to 1 share of common stock after the reverse split. The Board of Directors also adopted a resolution authorizing the redemption of all fractional shares of common stock resulting from the reverse stock split at the rate of $1,250 per post reverse split share. This proposed amendment to the Articles of Incorporation is pending subject to stockholder approval.

                  Following the reverse stock split and purchase of resulting fractional shares of common stock, it is expected that the number of shareholders of the Company's common stock will be reduced from approximately 430 (as of October 15, 1998) to less than 200.

       The number of holders of the Company's preferred stock will remain unchanged at approximately 18. As a result of the reduction in number of record shareholders below 300, the Company intends to suspend its obligation to file periodic reports with the Securities and Exchange Commission pursuant to section 15(d) of the Exchange Act of 1934.

                  Approximate Number of Equity Security Holders

                                                       Approximate Number of
                                                           Record Holders
                      Title of Class                  (as of October 31, 1998)
                      --------------                  ------------------------

                      Common Stock
                      $.10 Par Value                                389

                      Preferred Stock
                      8% Cumulative                                  18

                  Included in the number of stockholders of record are shares held in "nominee" or "street" name.

       Dividends

                  The Company has never paid cash dividends on its common stock. Payment of dividends on common stock is within the discretion of the Company's Board of Directors and will depend, among other factors, on current and forecasted earnings, investment requirements, and the financial condition of the Company.

                  For information concerning dividends on preferred stock, see
       Note 6 of Notes to Consolidated Financial Statements.

Item 6.           SELECTED FINANCIAL DATA


                            October 31, 1998    October 25, 1997   October 26, 1996    October 28, 1995    October 29, 1994
                            ----------------    ----------------   ----------------    ----------------    ----------------
Net sales                        $21,084,804         $18,842,673        $18,128,274         $16,972,876         $15,111,829

Net income                           932,186           1,142,023            884,306           1,783,875           1,727,020

Basic earnings
  per share                           .07                 .08               .06                  .14                 .14

Diluted earnings
  per share                           .06                 .07               .05                  .11                 .11

Working capital                    5,389,165           5,414,955          4,649,328           4,296,368           3,126,959

Total assets                      12,355,321          11,784,701         10,719,852           9,292,446           8,478,227

Long-term debt                        --                  --                 --                 202,811             512,831

Stockholders' equity             $ 9,378,219         $ 8,511,429        $ 7,439,552         $ 6,629,891         $ 4,907,664

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Results of Operations

                              FY 1998 vs. FY 1997

                  Total FY 1998 sales of $21,084,804 increased 12% over FY 1997 sales of $18,842,673, almost all due to higher technical services sales. Net income for FY 1998 was $932,186, an 18% decrease from the FY 1997 net income of $1,142,023. The principal reasons for the decrease were higher manufacturing costs of the windshield washer nozzles and the unfavorable effect of the General Motors strike during the Company's third quarter.

                  Product sales of light vehicle windshield washer and defroster nozzles increased 1.5% or $275,409 to $18,385,923 in FY 1998 from $18,110,514 in FY 1997. Sales of washer nozzles provided an increase of $595,206, while those of defroster nozzles decreased $319,797 due to declining sales of the related older vehicle models. Sales of washer nozzles to the Big Three U.S. car manufacturers were approximately equal to the prior year. The Company's third quarter sales of both washer and defroster nozzles in FY 1998 were significantly affected by the strike at the General Motors auto plants in June and July.

                  The Company's operating plans for the 1999 fiscal year assume that production requirements for light vehicle production in North America will be approximately equal to FY 1998.

                  Technical services sales increased 269% to $2,698,880 in FY 1998 from $732,159 in FY 1997. In FY 1998 tooling and design services included those related to the new air conditioning outlets scheduled to start production for two vehicles during the next two fiscal years and those for newly designed washer nozzles for future car production, both of which were an increase over the prior year.

                  For the 1999 fiscal year, technical services are forecasted to be somewhat higher than FY 1998 due to continuing tooling sales related to the new air conditioning outlets and washer nozzles.

                  Gross profit on total sales declined 15% to $4,938,956 in FY 1998 from $5,777,299 in FY 1997. As a percentage of total sales, gross profit was 23.4% in FY 1998 versus 30.7% in FY 1997. Manufacturing costs were higher as a number of newly designed washer nozzles began production and a number of initiatives were taken including the introduction of cell manufacturing to improve the manufacturing processes. The decline in sales due to the General Motors strike also caused the gross profit to decline. In addition, the significantly larger technical sales in FY 1998 versus FY 1997 which have essentially no profit margin negatively impacted the gross profit percentage on total sales.

                  Selling, general and administrative expenses declined 13% in FY 1998 from FY 1997 due to the savings from the elimination of the higher sales commissions paid to the manufacturer's representatives and their replacement with the Company's own sales force in the Detroit area.

                  Research and development costs decreased 14% to $866,390 in FY 1998 from $1,005,183 in the prior year due to a decline in the spending on the design and development of the automotive air conditioning outlets. The Company's plans call for the maintenance of this level of R&D spending in FY 1999.

                  Interest income declined in FY 1998 due principally to lower cash and cash equivalents and investments available for sale. Other income increased because of higher royalties and license income generated by the sales of the Company's licensee outside North America.

                  The provision for income taxes of $575,953 in FY 1998 reflects the lower income before taxes as compared to FY 1997. The effective income tax rate for FY 1998 was higher than FY 1997 due to increases in state taxes.


                              FY 1997 vs. FY 1996

                  Total FY 1997 sales of $18,842,673 increased 4% above FY 1996 sales of $18,128,274. Net income for FY 1997 rose to $1,142,023, representing a 29% gain over FY 1996 net income of $884,306. Adjusting for the FY 1996 nonrecurring accrual of $760,000, (which reduced the Company's after-tax net income by $465,400) for the expenses related to the termination of the sales agreement with its manufacturer's representatives, net income for FY 1997 declined 15% principally due to higher application engineering and tooling costs.

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

                  Gross profit on total sales declined 6% to $5,777,299 in FY 1997. The margin on sales diminished to 30.7% in FY 1997 from 33.8% in the previous fiscal year. The declines occurred principally due to increased application engineering expenses associated with the customization of new windshield and rear window washer nozzles. In addition, higher tooling costs over and above amounts billed to customers were incurred for the development and support of both washer nozzle and air conditioning outlet tooling projects.

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

       Liquidity and Capital Resources

                  Current assets at the 1998 fiscal year end were $7,825,174 compared with $8,195,361 at the end of the prior fiscal year. The decline of $370,187 was principally related to the decline of $584,385 in cash and cash equivalents and investments available for sale partially offset by the addition of the income taxes receivable of $194,213.

                  Inventories rose by 6% during the fiscal year. Finished goods were built up to reach more comfortable levels to meet the stringent customer service requirements, and the tooling work-in-process declined since the tools were completed and approved for sale.

                  Current liabilities declined 12% or $344,397 as the remaining payments were made during FY 1998 for the liability associated with the termination of the Company's sales agreement with its manufacturer's representatives.

                  The current ratio of 3.2:1 at the 1998 fiscal year end increased in comparison to the 2.9:1 ratio at the 1997 fiscal year end principally due to the decline in current liabilities.

                  Cash provided by operating activities in the amount of $1,493,822 in fiscal year 1998 resulted principally from net income of $932,186 plus the non-cash charges for depreciation and amortization of $1,091,634 offset by an increase in working capital of $843,803.

                  Funds were used for capital expenditures in the amount of $2,014,132 principally for production and computer equipment. The Company expects to spend approximately the same amount for capital expenditures in FY 1999. During the year, the Company sold $1,586,735 of U.S. Treasury Bills to meet working capital and capital expenditure requirements.

                  The Company's $1,000,000 short-term line of credit was not utilized during the fiscal year 1998 and had no balance outstanding at October 31, 1998. The preferred stock dividend was declared and paid in January 1998.

                  The Company's cash flow, financial position, and credit facilities should provide an adequate base for working capital and production investment requirements resulting from projected production rates by North American automotive manufacturers, additional market penetration, and potential new products near term, including air conditioning outlets.

       Impact of Year 2000

                  The management of the Company has considered the impact of the changeover before, during and after midnight, December 31, 1999, to January 1, 2000, on the handling of data and information, any related software, and functions of operations. Inadequate handling of the changeover could have a significant impact on the Company as follows:

                  a) business systems - internal computer information system, CAD/CAM engineering design systems, payroll and personnel systems, and electronic data interchange (EDI) systems;

                  b)   manufacturing, warehouse and support equipment;

                  c) technical infrastructure, e.g. network, computer server, personal computers, and telephone systems;

                  d)   production, service, and other suppliers;

                  e) environmental support systems, e.g. security and maintenance systems;

                  f)   dedicated research and development systems.

                  The changeover will have no direct impact on the Company's products themselves.

                  The Company's management has addressed each one of the above issues where the impact applies and has in general either updated the system, acquired a new system, tested the system and found compliance, or been assured by the equipment or software manufacturer that the related items were in compliance. A timetable was established in 1997, and all the necessary steps have been taken and completed with respect to the Company's internal systems. The Company's suppliers have been surveyed to assess the status of their systems, focusing on those with the largest potential impact on the Company. Questionable areas with respect to the Company's customers and suppliers continue to be addressed.

                  Aside from the acquisition of new systems which were considered to be necessary and timely for the future successful functioning of the business, the costs of the steps taken were not material to the Company's profitability or financial condition.

                  The most reasonable likely worst cases if the changeover were not handled properly by the Company's systems or its suppliers would be loss of power and/or communications for a temporary period which would impact production. Since the Company provides its products to and communicates daily with the auto companies' assembly plants or their other suppliers, this loss could be a serious problem. The Company plans to build inventory to meet this short-term contingency and consider alternative means of communications. Any significant loss of revenue would be directly related to lost production by the North American auto companies, which is not considered probable and cannot be estimated at this time.

       Forward-Looking Statements

                  This report contains certain forward-looking statements subject to risks and uncertainties which could cause actual results to differ materially from those anticipated. Readers are cautioned not to place undue reliance on those forward-looking statements which speak only as of the date of this report.

Schedule A:  Relationship to Net Sales

                                                                                                         Percent Change of Dollars
                                                                                                         -------------------------
                                                                                                              Period-to-Period
                                                                        Percentage of Net Sales            Increase or (Decrease)
                                                                    -------------------------------      -------------------------
                                                                    FY 1998     FY 1997     FY 1996      1997-1998       1996-1997
                                                                    -------     -------     -------      ---------       ---------
Net sales                                                            100.0       100.0       100.0          11.9             3.9

Direct labor, material and other product-related costs                76.5        69.3        66.2          23.6             8.7

Selling, general and administrative expenses                          12.8        16.4        20.1         (13.0)          (15.1)

Research and development costs                                         4.1         5.3         6.5         (13.8)          (14.5)
                                                                     -----       -----       -----
Operating income                                                       6.6         8.9         7.2         (17.6)           27.8

Interest income                                                        0.3         0.6         0.5         (39.1)           31.5

Other income (expense) net                                             0.3        --          --            --               --
                                                                     -----       -----       -----
Net income before taxes                                                7.2         9.5         7.7         (16.2)           29.4
                                                                     =====       =====       =====

Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                                                                                Page
                                                                                                ----
                  Report of Independent Accountants...............................................17

                  Financial Statements:

                             Consolidated Statements of Income....................................18

                             Consolidated Balance Sheets..........................................19

                             Consolidated Statements of Changes in Stockholders' Equity...........20

                             Consolidated Statements of Cash Flows................................21

                             Notes to Consolidated Financial Statements...........................22

                       REPORT OF INDEPENDENT ACCOUNTANTS

December 16, 1998

To the Board of Directors and Stockholders
       Bowles Fluidics Corporation

                  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in stockholders' equity, and cash flows present fairly, in all material respects, the financial position of Bowles Fluidics Corporation as of October 31, 1998, and October 25, 1997, and the results of its operations and its cash flows for each of the three fiscal years in the period ended October 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


                                       PricewaterhouseCoopers LLP

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME

                                                                      For the Years Ended
                                                ---------------------------------------------------------------
                                                October 31,              October 25,               October 26,
                                                   1998                      1997                     1996
                                                -----------              -----------              ------------
Net sales                                       $21,084,804              $18,842,673              $ 18,128,274

       Cost of sales                             16,145,848               13,065,374                11,996,305
                                                 ----------               ----------               -----------
Gross profit                                      4,938,956                5,777,299                 6,131,969

       Selling, general and
              administrative expenses             2,691,141                3,094,769                 3,643,128
       Research and development
              costs                                 866,390                1,005,183                 1,175,890
                                                 ----------               ----------               -----------
Operating income                                  1,381,425                1,677,347                 1,312,951

       Interest income                               71,530                  117,541                    89,401
       Other income (expense), net                   55,184                    4,555                   (11,417)
                                                 ----------               ----------               -----------
Income before taxes                               1,508,139                1,799,443                 1,390,935

       Provision for income taxes                   575,953                  657,420                   506,629
                                                 ----------               ----------               -----------
Net income                                          932,186                1,142,023                   884,306

       Preferred stock dividends
              accrued                               (74,646)                 (74,646)                  (74,645)
                                                 ----------               ----------               -----------
Income applicable to common
       shareholders                             $   857,540              $ 1,067,377              $    809,661
                                                 ==========               ==========               ===========
Basic earnings per share                        $       .07              $       .08              $        .06
                                                 ==========               ==========               ===========
Diluted earnings per share                      $       .06              $       .07              $        .05
                                                 ==========               ==========               ===========



The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                          October 31,                   October 25,
                                                             1998                           1997
                                                          -----------                   -----------
ASSETS
Current
       Cash and cash equivalents                       $   1,734,261                $      755,525
       Investments available for sale                           --                       1,563,121
       Accounts receivable                                 3,233,775                     3,112,063
       Income taxes receivable                               194,213                          --
       Inventories                                         2,263,144                     2,130,615
       Other current assets                                  399,781                       634,037
                                                         -----------                   -----------
              Total current assets                         7,825,174                     8,195,361
                                                         -----------                   -----------
Property and equipment, net                                4,408,404                     3,494,335

Other assets                                                 121,743                        95,005
                                                         -----------                   -----------
Total assets                                           $  12,355,321                $   11,784,701
                                                         ===========                   ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current
       Accounts payable - trade                        $   1,109,902                $    1,122,437
       Accrued expenses                                    1,326,107                     1,609,807
       Income taxes payable                                     --                          48,162
                                                         -----------                   -----------
              Total current liabilities                    2,436,009                     2,780,406

Other liabilities                                            541,093                       492,866
                                                         -----------                   -----------
Total liabilities                                          2,977,102                     3,273,272
                                                         -----------                   -----------
Commitments and contingencies

Stockholders' equity
       8% Convertible preferred stock                        933,080                       933,080
       Common stock                                        1,268,501                     1,264,001
       Additional paid-in capital                          2,732,833                     2,728,083
       Retained earnings                                   4,443,805                     3,586,265
                                                         -----------                   -----------
Total stockholders' equity                                 9,378,219                     8,511,429
                                                         -----------                   -----------
Total liabilities and stockholders' equity             $  12,355,321                $   11,784,701
                                                         ===========                   ===========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Preferred Stock             Common Stock
                                                ------------------------     --------------------  Additional
                                                Shares                    Shares                     Paid-in       Retained
                                   Total        (000's)      Amount      (000's)      Amount         Capital       Earnings
                                -----------     -------     --------     -------      ------         -------      ----------
Balance October 28, 1995         $6,629,891       933       $933,080      12,610    $1,261,001      $2,726,583    $1,709,227

Preferred stock dividends           (74,645)                                                                         (74,645)

Net income                          884,306                                                                          884,306
                                 ----------       ------    --------      ------    ----------      ----------    ----------
Balance October 26, 1996          7,439,552       933        933,080      12,610     1,261,001       2,726,583     2,518,888

Stock options exercised               4,500                                   30         3,000           1,500

Preferred stock dividends           (74,646)                                                                         (74,646)

Net income                        1,142,023                                                                        1,142,023
                                 ----------       ------    --------      ------    ----------      ----------     ---------
Balance October 25, 1997          8,511,429       933        933,080      12,640     1,264,001       2,728,083     3,586,265

Stock options exercised               9,250                                   45         4,500           4,750

Preferred stock dividends           (74,646)                                                                         (74,646)

Net income                          932,186                                                                          932,186
                                 ----------       ------    --------      ------    ----------      ----------    ----------
Balance October 31, 1998         $9,378,219       933       $933,080      12,685    $1,268,501      $2,732,833    $4,443,805
                                  =========       ===        =======      ======     =========       =========     =========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              For the Years Ended
                                                             October 31,         October 25,         October 26,
                                                                1998                1997                1996
                                                             -----------         -----------          ---------
Cash flows from operating activities:
       Net income                                            $   932,186         $ 1,142,023          $  884,306
              Adjustments to reconcile net income
              provided by operating activities:
                     Depreciation and amortization             1,091,634             960,346             750,449
                     Deferred income taxes                       332,759              (5,900)           (241,315)
                     (Gain)/Loss on disposal of assets             4,660              21,089               3,088
                     Accretion of interest on investments        (23,614)            (45,269)            (31,659)
                                                              ----------          ----------           ---------
                                                               2,337,625           2,072,289           1,364,869
                                                              ----------          ----------           ---------
              Change in operating accounts:
                     Accounts receivable                        (121,712)           (336,405)            (14,264)
                     Inventories                                (132,529)           (144,550)            (86,719)
                     Other assets                                (26,447)            (74,958)           (122,381)
                     Accounts payable                            (12,535)             17,926             109,090
                     Accrued expenses                           (283,700)           (189,549)            537,235
                     Income taxes                               (242,375)              8,162             (71,441)
                     Other liabilities                           (24,505)            156,433             428,049
                                                              ----------          ----------           ---------
                                                                (843,803)           (562,941)            779,569
                                                              ----------          ----------           ---------
Net cash provided by operating activities:                     1,493,822           1,509,348           2,144,438
                                                              ----------          ----------           ---------
Cash flows from investing activities:
       Capital expenditures                                   (2,014,132)         (1,027,780)         (1,321,331)
       Purchase of investments                                     --             (1,540,015)           (566,664)
       Patents and trademarks                                    (32,347)             (4,433)              --
       Proceeds from sale of equipment                            10,054               1,441               --
       Proceeds from sale of investments                       1,586,735             600,000             700,000
                                                              ----------          ----------           ---------
Net cash used in investing activities                           (449,690)         (1,970,787)         (1,187,995)
                                                              ----------          ----------           ---------
Cash flows from financing activities:
       Principal payment of debt                                   --                   --              (271,669)
       Preferred stock dividends                                 (74,646)            (74,646)            (74,645)
       Proceeds from issuance of common stock                      9,250               4,500               --
                                                              ----------          ----------           ---------
Net cash used by financing activities                            (65,396)            (70,146)           (346,314)
                                                              ----------          ----------           ---------
Net increase(decrease) in cash and cash
equivalents                                                      978,736            (531,585)            610,129

Cash and cash equivalents:
       - Beginning of period                                     755,525           1,287,110             676,981
                                                              ----------          ----------           ---------
       - End of period                                       $ 1,734,261         $   755,525          $1,287,110
                                                              ==========          ==========           =========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

      General. The Company and its wholly owned subsidiary, Fluid Effects Corporation, operate on a 52/53-week fiscal year which ends on the last Saturday of October. The fiscal year 1998 has 53 weeks and fiscal years 1997 and 1996 have 52 weeks. Assets and liabilities, and revenues and expenses, are recognized on the accrual basis of accounting. Fluid Effects Corporation was merged into the Company as of April 6, 1998.

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
           Leasehold improvements                                  lease term

           Depreciation expense for the fiscal years ended 1998, 1997, and 1996 was $1,085,349, $939,678, and $711,282 respectively.

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

      Reclassifications. Certain 1996 and 1997 amounts have been reclassified to conform to the 1998 presentation.

      Concentrations of Credit Risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist primarily of accounts receivable and cash investments. The Company's customer base includes the significant U.S. automotive manufacturers and a large number of automotive parts suppliers. The Company does not require collateral for its trade accounts receivable. However, the Company's credit evaluation process and reasonably short collection terms help to mitigate any concentration of credit risk. The Company also has cash investment policies that limit the amount of credit exposure to any one financial institution and require placement of investments in financial institutions evaluated as highly creditworthy.

2.    Inventories

           Inventories are comprised of:

                                                   1998               1997
                                                ----------         -----------

            Raw material                        $  720,084          $  620,567
            Work and tooling in progress           791,805           1,016,845
            Finished goods                         751,255             493,203
                                                ----------          ----------
                 Total                          $2,263,144          $2,130,615
                                                 =========           =========

      Tooling in progress includes costs accumulated under short-term contracts to produce tooling for certain of the Company's customers of $598,193 and $865,700 in 1998 and 1997 respectively.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Property and Equipment, net

           Property and Equipment, net, is comprised of:

                                                 1998                   1997
                                              ----------            ----------

Production machinery and equipment             $6,328,351            $4,946,390
Office furniture and equipment                  2,502,438             2,321,844
Laboratory and machine shop equipment           1,586,801             1,428,516
Leasehold improvements                            894,816               812,120
                                              -----------            ----------
     Total property and equipment              11,312,406             9,508,870
Less accumulated depreciation                  (6,904,002)           (6,014,535)
                                                ---------             ---------
     Property and equipment, net               $4,408,404            $3,494,335
                                                =========             =========


4.    Line of Credit

           In May 1996, the Company entered into a fourth amended and restated agreement with Mercantile-Safe Deposit & Trust Company to reaffirm and extend its $1,000,000 line of credit until May 8, 1997, on an unsecured basis. At the Company's request and the Bank's discretion the line of credit was extended until May 8, 1999, and may be reaffirmed each year thereafter. The interest rate is Mercantile's prime rate, floating, which was 8% as of October 31, 1998. In addition, a 3/8% annual fee is assessed on the unused portion of this credit facility. Advances on the line of credit are limited to 85% of eligible accounts receivable and 40% of finished goods inventory. No amount was outstanding on this credit line at October 31, 1998, or October 25, 1997.

           In addition to the maintenance of certain financial ratios, the covenants of the fourth amended loan agreement require the Company's tangible net worth to be not less than $2,000,000 as of the close of each fiscal year.


5.    Debt

           No debt was outstanding as of October 31, 1998, and October 25, 1997. In February 1996 the unpaid balance of the then outstanding loan from Mercantile-Safe Deposit & Trust Company was paid in total.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.    Stockholders' Equity

           The 8% convertible preferred stock of the Company at October 31, 1998, and October 25, 1997, consists of 3,000,000 authorized shares, par value $1.00 per share, with 933,080 shares issued and outstanding on both dates.

             The common stock of the Company at October 31, 1998, and October 25, 1997, consists of 17,000,000 authorized shares, par value $.10 per share. On October 31, 1998, the shares issued and outstanding were 12,685,011, whereas on October 25, 1997, they were 12,640,011.

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

             The Company's preferred stock may at the option of the holder, at any time dividends are current, be converted into common stock of the Company at the conversion rate of four shares of common for each share of preferred. Additionally, the preferred stock is redeemable at par in whole or in part at the option of the Board of Directors at any time the dividends are current after a period of 10 years subsequent to issue. At October 31, 1998, 683,080 shares have been outstanding for more than 10 years and dividends are current, and thus can be redeemed. The common stock has one (1) vote per share and the preferred stock has four (4) votes per share.

             Reserved Shares. As of and for the three fiscal years in the period ended October 31, 1998, there were 300,000 shares of common stock reserved for issuance in connection with the Company's stock option plans. None of the authorized shares of common stock are reserved for conversion of preferred stock. Under the laws of the State of Maryland, the authorization of the preferred stock in itself provides the authorization of common stock necessary for conversion.

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

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Income Taxes

           The Company and its subsidiary file a consolidated federal income tax return and separate state income tax returns. The provision for income taxes consisted of the following:

                                  1998             1997          1996
                                --------         --------     ----------
Federal:
         Current                $195,218         $620,131      $678,938
         Deferred                292,675           (6,100)     (222,600)
                                --------        ---------      --------
                                 487,893          614,031       456,338
                                --------        ---------      --------
State:
         Current                  47,976           43,189        68,791
         Deferred                 40,084              200       (18,500)
                                --------        ---------      --------
                                  88,060           43,389        50,291
                                --------        ---------      --------
                                $575,953         $657,420      $506,629
                                 =======          =======       =======

           The components of the deferred tax asset and liability for 1998 and 1997 were as follows:

                                                                1998              1997
                                                              --------           --------
Deferred tax assets:
         Accrued vacation and retirement programs            $  43,818         $   83,600
         Non-deductible reserves                               261,882            490,600
                                                               -------            -------
                Total deferred tax assets                      305,700            574,200
                                                               -------            -------
Deferred tax liabilities:
         Property and equipment                               (368,000)          (303,700)
                                                               -------            -------
                Total deferred tax liabilities                (368,000)          (303,700)
                                                               -------            -------
                Net deferred tax asset (liability)           $ (62,300)        $  270,500
                                                                =======           =======


           Reconciliation of the provisions for income taxes at the U.S. federal statutory rate to the effective tax expense were as follows:

                                   1998             1997               1996
                                -------------     ------------      ---------

U.S. statutory income tax          $512,767         $611,811         $472,918
State taxes, net of federal
  income tax benefit                 58,736           28,637           33,711
Other, net                            4,450           16,972             --
                                   --------         --------         --------
                                   $575,953         $657,420         $506,629
                                   ========         ========         ========

           Cash paid for income taxes was $489,000, $584,000, and $877,000 for 1998, 1997, and 1996 respectively.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Earnings per Share

             Effective October 26, 1997, the Company adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share" ("SFAS 128"). SFAS 128 replaced the presentation of primary earnings per share (EPS) and fully diluted EPS with a presentation of basic EPS and diluted EPS. All earnings per share amounts presented in the financial statements here have been restated in accordance with SFAS 128.

             Basic earnings per share is determined based on the weighted average number of common shares outstanding during the periods. Diluted earnings per share is determined based on the weighted average number of common shares outstanding and potential dilution of securities that could share in earnings.

             The following table sets forth the computation of basic and diluted earnings per share:

                                                                                            For the Years Ended
                                                                          -------------------------------------------------------
                                                                               October 31,      October 25,        October 26,
                                                                                 1998              1997                1996
                                                                          -----------------   ---------------    ----------------
Numerator:
Numerator for basic earnings per share:
Income applicable to common
shareholders                                                                $   857,540         $ 1,067,377        $   809,661
Effect of dilutive securities:
     Preferred Stock Dividends                                                   74,646              74,646             74,646
                                                                           ------------         -----------        -----------
Numerator for diluted earnings per share
     Income applicable to common shareholders after assumed conversion

                                                                            $   932,186         $ 1,142,023        $   884,306
                                                                             ----------          ----------         ----------
Denominator:
Denominator for basic earnings per share:
     Weighted average shares outstanding
     during the period                                                       12,660,294          12,633,764         12,610,011
Effect of dilutive securities:
     Employee Stock Options                                                      32,160              48,607             91,887
     Assumed Conversion of Preferred Stock                                    3,732,320           3,732,320          3,732,320
                                                                            -----------         -----------        -----------
Denominator for diluted earnings per
share                                                                        16,424,774          16,414,691         16,434,218
                                                                             ----------          ----------         ----------
Earnings per Share:
                 Basic                                                    $         .07        $        .08       $        .06
                                                                                    ===                 ===                ===

                 Diluted                                                  $         .06       $        .07       $        .05
                                                                                    ===                ===                ===

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Commitments and Contingencies

           The Company leases its facilities under non-cancelable operating leases which expire in 2004 for Columbia, Maryland, and in 2000 for Southfield, Michigan. As of October 31, 1998, minimum annual aggregate rentals are as follows:


                    Year Ended                      Amount
                    ----------                      ------
                       1999                      $  594,929
                       2000                         572,831
                       2001                         561,646
                       2002                         561,646
                       2003                         561,646
                    thereafter                      257,421
                                                -----------
Total minimum future rental payments             $3,110,119

           Rent expense under all leases for 1998, 1997, and 1996 was $666,908, $644,008, and $626,565 respectively.

           Management is unaware of any pending legal proceedings which would have a material adverse effect on the financial statements of the Company.

10.   Employee Benefit Plans

           On November 1, 1990, the Company adopted a defined contribution
      (401k) plan covering substantially all of its employees. Contributions and costs were determined by matching 50% of employee contributions up to 4% of each covered employee's earnings. As of April 1, 1994, the Company increased its matching contribution to 50% of the employee contributions up to 6% of each covered employee's earnings. The Company's contributions to the plan were $169,685, $151,314, and $119,640 in 1998, 1997, and 1996
      respectively.

           The Company has agreed to retirement programs for certain former officers providing for the payment of certain retirement benefits. The unfunded present value, at a discount rate of 7.5%, of these benefits accumulated as of October 31, 1998, amounts to approximately $323,000, of which $264,000 is included in other liabilities. Expenses related to these programs were $41,090 in 1998, $46,476 in 1997, and $44,000 in 1996.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.   Stock Options

           In May 1992, the Company adopted its key employee incentive stock option plan. Activity in the Company's incentive stock option plan was as follows:

                                               1998         1997        1996
                                             -------      -------     ------

Options outstanding, beginning of year         70,000      180,000     180,000
Options granted                                  --           --          --
Options exercised                             (45,000)     (30,000)       --
Options expired                               (25,000)     (80,000)       --
                                             ---------   ----------    -------
Options outstanding, end of year                 --         70,000     180,000
                                             =========   ==========    =======

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

12.        Termination of Sales Agreement

           During the fiscal year 1996, the Company accrued $760,000 ($465,400 net of income taxes) for the termination in May 1997 of the sales agreement with its manufacturer's representatives. The payments commenced in May 1997 and were completed at May 14, 1998.

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

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.        New Accounting Pronouncements

           The Financial Accounting Standards Board has issued the following Statements of Financial Standards ("FAS") which are not yet effective for the Company:

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

           o FAS No. 133, Accounting for Derivative Instruments and Hedging Activities

              This statement becomes effective for fiscal years beginning after June 15, 1999. This standard establishes accounting and reporting standards for derivative instruments and hedging activities. The Company does not believe this new standard will have any impact on the Company upon adoption.

15.        Proposed Reverse Stock Split

           On December 8, 1998, the Board of Directors of the Company adopted a resolution authorizing the submission to the vote of the stockholders of the Company of a proposed amendment to the Articles of Incorporation of the Company under which all outstanding shares of common stock will be subject to a reverse stock split at the ratio of 1000 shares of common stock before the reverse split to 1 share of common stock after the reverse split. The Board of Directors also adopted a resolution authorizing the redemption of all fractional shares of common stock resulting from the reverse stock split at the rate of $1,250 per post reverse split share. This proposed amendment to the Articles of Incorporation is pending subject to stockholder approval.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

           Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for March 11, 1999.

Executive Officers of the Registrant

         Name, Age and Position:     Business Experience During Past Five Years:
         William Ewing III           Chairman of the Board since July 1996.  Responsible for the formation of overall
         Chairman of the Board       corporate policy and planning.  Member of Board of Directors since 1985.
         of Directors                Previously Vice President and Treasurer of Reeves Industries, Inc., 1995-1997,
            Age 52                   and Managing Director of Chemical Bank, 1992-1994.

         Ronald D. Stouffer          President since March 1994.  Responsible for execution of the Company's policies
         President                   and for the Company's operations.  Executive Vice President responsible for
         Chief Executive Officer     engineering and manufacturing from 1982 to 1994.  Member of Board of Directors
            Age 67                   since 1978.  Joined the Company in 1967.


         Eric W. Koehler             Appointed Executive Vice President and member of Board of Directors December 17,
         Executive Vice President    1997, in charge of marketing, sales, and engineering functions. Previously Vice
            Age 36                   President, Marketing, since March 1994, responsible for marketing and sales functions. Director of Marketing, 1990-1994. Joined the Company in 1989.

         Melvyn J. L. Clough         Vice President, Operations, since joining the Company in November 1995.
         Vice President,             Responsible for manufacturing operations including industrial engineering and
         Operations                  tooling.  Previously Engineering Manager for  A. Raymond, Inc., 1992-1995.
            Age 51

         Richard W. Hess             Vice President, Automotive Products Engineering, since April 1998.  Responsible
         Vice President,             for the Company's engineering of automotive products.  Previously Vice
         Engineering                 President, Engineering, since joining the Company in 1992.
            Age 55

         Name, Age and Position:     Business Experience During Past Five Years:
         Eleanor M. Kupris           Vice President, Administration, since 1982.  Corporate Secretary since March
         Secretary and Vice Presi-   1992.  Responsible for purchasing and personnel.  Joined the Company in 1966.
         dent, Administration
            Age 57

         David A. Quinn              Vice President, Finance, and Treasurer since joining the Company in October
         Vice President,             1993.  Responsible for treasury, accounting and financial planning functions.
         Finance, and Treasurer      Previously CFO for Bruning Paint Company, 1991-1993.
            Age 62

         Dharapuram N. Srinath       Vice President, Advanced Engineering, since April 1998.  Responsible for the
         Vice President,             development of new products, other than automotive, and research and
         Advanced Engineering        development.  Previously Vice President, Quality Assurance, from March 1995, and
            Age 47                   Director of Quality Assurance and Product Reliability, 1992-1995. Joined the
                                     Company in 1978.

         Arlene M. Hardy             Corporate Controller since 1990.  Responsible for accounting functions.  Joined
         Corporate Controller        the Company in 1986.
            Age 51


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

Item 11.   EXECUTIVE COMPENSATION

           Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for March 11, 1999.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for March 11, 1999.

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for March 11, 1999.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a)  1    Financial Statements

                        Included in Part II of this report:

                           Report of Independent Accountants

                           Consolidated Statements of Income for the three years ended October 31, 1998, October 25, 1997, and October 26, 1996

                           Consolidated Balance Sheets at October 31, 1998, and October 25, 1997

                           Consolidated Statements of Changes in Stockholders' Equity for the three years ended October 31, 1998, October 25, 1997, and October 26, 1996

                           Consolidated Statements of Cash Flows for the three years ended October 31, 1998, October 25, 1997, and October 26, 1996

                           Notes to Consolidated Financial Statements

           (a)  2          Financial Statements Schedules

                           Schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

           (b)  Reports on Form 8-K

                        A Form 8-K was filed on October 6, 1998, during the
                fourth quarter of the Company's fiscal year indicating the unanimous election at an informal meeting of the Board of Directors on July 14, 1998, and confirmed at a meeting of the Board on September 22, 1998, of Frederic Ewing II, James Parkinson, and Neil T. Ruddock to the Board of Directors to serve until the next Annual Meeting of Stockholders.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BOWLES FLUIDICS CORPORATION

                                       BY:

                                  Chairman of
                                 the Board and
                                    Director
________________________                            ____________________________
William Ewing III                                                 Date

                                 President and
                                    Director
________________________                            ____________________________
Ronald D. Stouffer                                                Date

                                   Executive
                               Vice President and
                                    Director
________________________                            ____________________________
Eric W. Koehler                                                   Date

                                 Vice President
                                    Finance
________________________                            ____________________________
David A. Quinn                                                    Date

                              Corporate Controller
________________________                            ____________________________
Arlene M. Hardy                                                   Date

                                    Director
________________________                            ____________________________
David C. Dressler                                                 Date

                                    Director
________________________                            ____________________________
Frederic Ewing II                                                 Date

                                    Director
________________________                            ____________________________
Jim Parkinson                                                     Date

                                    Director
________________________                            ____________________________
Neil T. Ruddock                                                   Date