Form 10-K/A
period 1998-10-31
BOWLES FLUIDICS CORP
filed 1999-02-22
CIK 13585

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K/A

                      ANNUAL REPORT PURSUANT TO SECTION 13
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the Fiscal Year Ended                         October 31, 1998
                          ------------------------------------------------------

Commission File Number                                 2-37706
                          ------------------------------------------------------
                          Bowles Fluidics Corporation
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

              Maryland                                           52-0741762
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification No.)

   6625 Dobbin Road, Columbia, Maryland                           21045
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number:                 (410) 381-0400
                                 -----------------------------------------------
Securities registered pursuant to Section 12(b) of the Act:

                                      None
--------------------------------------------------------------------------------
Securities registered pursuant to Section 12(g) of the Act:

                                      None
--------------------------------------------------------------------------------
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                                Yes   x        No
                                                     ---          ---
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



        Research and Development

              The Company's research and development costs, all Company-funded, were:

                                                                % of Sales
                      FY 1998               $       866,390           4.1
                      FY 1997               $     1,005,183           5.3
                      FY 1996               $     1,175,890           6.5

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

                  Total Area                                   88,826 sq. ft.

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

              The high and low bid and asked prices of the common stock over the last two fiscal years are listed below:

                                         Bid                        Asked
                                         ---                        -----

    FY                           High          Low           High          Low
    --                           ----          ---           ----          ---

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

              Following the reverse stock split and purchase of resulting fractional shares of common stock, it is expected that the number of record shareholders of the Company's common stock will be reduced from approximately 430 (as of October 15, 1998) to less than 200. The number of holders of the Company's preferred stock will remain unchanged at approximately 18. As a result of the reduction in number of record shareholders below 300, the Company intends to suspend its obligation to file periodic reports with the Securities and Exchange Commission pursuant to section 15(d) of the Exchange Act of 1934.


        Approximate Number of Equity Security Holders

                                                       Approximate Number of
                                                           Record Holders
                       Title of Class                  (as of October 31, 1998)
                       --------------                  ------------------------

                        Common Stock
                       $.10 Par Value                              430

                       Preferred Stock
                        8% Cumulative                               18

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

              Product sales of light vehicle windshield washer and defroster nozzles increased 1.5% or $275,410 to $18,385,924 in FY 1998 from $18,110,514 in FY 1997. Sales of washer nozzles provided an increase of $595,206, while those of defroster nozzles decreased $319,797 due to declining sales of the related older vehicle models. Sales of washer nozzles to the Big Three U.S. car manufacturers were approximately equal to the prior year. The Company's third quarter sales of both washer and defroster nozzles in FY 1998 were significantly affected by the strike at the General Motors auto plants in June and July.

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

              Gross profit on total sales declined 15% to $4,938,956 in FY 1998 from $5,777,299 in FY 1997. As a percentage of total sales, gross profit was 23.4% in FY 1998 versus 30.7% in FY 1997. Manufacturing costs were higher as a number of newly designed washer nozzles began production and a number of initiatives were taken including the introduction of cell manufacturing to improve the manufacturing processes. The decline in sales due to the General Motors strike also caused the gross profit to decline. In addition, the significantly larger technical sales in FY 1998 described above versus FY 1997 which have essentially no profit margin negatively impacted the gross profit percentage on total sales. These sales are undertaken as a service to the Company's customers and are contracted so as to recover only projected costs.

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

              Funds were used for capital expenditures in the amount of $2,014,132 principally for production and computer equipment. The Company expects to spend approximately the same amount for capital expenditures in FY 1999. During the year, the Company sold $1,586,735 of U.S. Treasury Bills to meet working capital and capital expenditure requirements.
 .
              The Company's $1,000,000 short-term line of credit was not utilized during the fiscal year 1998 and had no balance outstanding at October 31, 1998. The preferred stock dividend was declared and paid in January 1998.

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

Schedule A:  Relationship to Net Sales




                                                                                                           Percent Change of Dollars
                                                                                                                 Period-to-Period
                                                                               Percentage of Net Sales        Increase or (Decrease)

                                                                          FY 1998      FY 1997      FY 1996    1997-1998   1996-1997
                                                                          -------      -------      -------    ---------   ---------

Net sales                                                                  100.0        100.0        100.0        11.9          3.9

Direct labor, material and other product-related costs                      76.5         69.3         66.2        23.6          8.7

Selling, general and administrative expenses                                12.8         16.4         20.1       (13.0)       (15.1)

Research and development costs                                               4.1          5.3          6.5       (13.8)       (14.5)
                                                                           -----         ----         ----

Operating income                                                             6.6          8.9          7.2       (17.6)        27.8

Interest income                                                              0.3          0.6          0.5       (39.1)        31.5

Other income (expense) net                                                   0.3           --           --          --           --
                                                                           -----         ----         ----

Net income before taxes                                                      7.2          9.5          7.7       (16.2)        29.4
                                                                           =====         ====         ====

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                                                                                                       Page

        Report of Independent Accountants...............................................................17

        Financial Statements:

              Consolidated Statements of Income.........................................................18

              Consolidated Balance Sheets...............................................................19

              Consolidated Statements of Changes in Stockholders' Equity................................20

              Consolidated Statements of Cash Flows.....................................................21

              Notes to Consolidated Financial Statements................................................22

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



                                                      PricewaterhouseCoopers LLP
Baltimore, Maryland

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME


                                                                      For the Years Ended

                                                     October 31,            October 25,            October 26,
                                                         1998                   1997                   1996

Product sales                                   $     18,385,924       $     18,110,514       $     17,292,030
Technical services sales                               2,698,880                732,159                836,244
                                                     -----------           ------------           ------------

Net sales                                             21,084,804             18,842,673             18,128,274

    Cost of sales                                     16,145,848             13,065,374             11,996,305
                                                      ----------             ----------             ----------

Gross profit                                           4,938,956              5,777,299              6,131,969

    Selling, general and
       administrative expenses                         2,691,141              3,094,769              3,643,128
    Research and development
       costs                                             866,390              1,005,183              1,175,890
                                                     -----------             ----------             ----------

Operating income                                       1,381,425              1,677,347              1,312,951

    Interest income                                       71,530                117,541                 89,401
    Other income (expense), net                           55,184                  4,555                (11,417)
                                                      ----------           ------------           ------------

Income before taxes                                    1,508,139              1,799,443              1,390,935

    Provision for income taxes                           575,953                657,420                506,629
                                                     -----------            -----------            -----------

Net income                                               932,186              1,142,023                884,306

    Preferred stock dividends
       accrued                                           (74,646)               (74,646)               (74,645)
                                                       ----------          ------------            -----------

Income applicable to common
    shareholders                                $        857,540       $      1,067,377       $        809,661
                                                     ===========              =========            ===========

Basic earnings per share                        $            .07       $            .08       $            .06
                                                   =============          =============        ===============

Diluted earnings per share                      $            .06       $            .07       $            .05
                                                   =============         ==============        ===============


The accompanying notes are an integral part of these financial statements.


BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS
                                                                             October 31,            October 25,
                                                                                  1998                   1997
                                                                                  ----                   ----
ASSETS

Current
    Cash and cash equivalents                                               $     1,734,261       $       755,525
    Investments available for sale                                                 --                   1,563,121
    Accounts receivable                                                           3,233,775             3,112,063
    Income taxes receivable                                                         194,213               --
    Inventories                                                                   2,263,144             2,130,615
    Other current assets                                                            399,781               634,037
                                                                                -----------           -----------

       Total current assets                                                       7,825,174             8,195,361
                                                                                 ----------            ----------

Property and equipment, net                                                       4,408,404             3,494,335

Other assets                                                                        121,743                95,005
                                                                                -----------          ------------

Total assets                                                                $    12,355,321       $    11,784,701
                                                                                 ==========            ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
    Accounts payable - trade                                                $     1,109,902       $     1,122,437
    Accrued expenses                                                              1,326,107             1,609,807
    Income taxes payable                                                             --                    48,162
                                                                               ------------           -----------

       Total current liabilities                                                  2,436,009             2,780,406

Other liabilities                                                                   541,093               492,866
                                                                                -----------           -----------

Total liabilities                                                                 2,977,102             3,273,272
                                                                                 ----------            ----------

Commitments and contingencies

Stockholders' equity
    8% Convertible preferred stock                                                  933,080               933,080
    Common stock                                                                  1,268,501             1,264,001
    Additional paid-in capital                                                    2,732,833             2,728,083
    Retained earnings                                                             4,443,805             3,586,265
                                                                                 ----------            ----------

Total stockholders' equity                                                        9,378,219             8,511,429
                                                                                 ----------            ----------

Total liabilities and stockholders' equity                                  $    12,355,321       $    11,784,701
                                                                                 ==========            ==========

The accompanying notes are an integral part of these financial statements.




BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                     Preferred Stock                Common Stock           Additional
                                                  Shares                         Shares                    Paid-in     Retained
                                   Total         (000's)         Amount         (000's)      Amount        Capital     Earnings
                                -----------      -------         ------         -------   ------------ -------------  ----------

Balance October 28, 1995        $ 6,629,891            933    $   933,080        12,610   $ 1,261,001   $ 2,726,583   $ 1,709,227

Preferred stock dividends           (74,645)                                                                              (74,645)

Net income                          884,306                                                                               884,306
                                -----------    -----------    -----------   -----------   -----------   -----------   -----------

Balance October 26, 1996          7,439,552            933        933,080        12,610     1,261,001     2,726,583     2,518,888

Stock options exercised               4,500                                          30         3,000         1,500

Preferred stock dividends           (74,646)                                                                              (74,646)

Net income                        1,142,023                                                                             1,142,023
                                -----------    -----------    -----------   -----------   -----------   -----------   -----------

Balance October 25, 1997          8,511,429            933        933,080        12,640     1,264,001     2,728,083     3,586,265

Stock options exercised               9,250                                          45         4,500         4,750

Preferred stock dividends           (74,646)                                                                              (74,646)

Net income                          932,186                                                                               932,186
                                -----------    -----------    -----------   -----------   -----------   -----------   -----------

Balance October 31, 1998        $ 9,378,219            933    $   933,080        12,685   $ 1,268,501   $ 2,732,833   $ 4,443,805
                                ===========    ===========    ===========   ===========   ===========   ===========   ===========


The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Years Ended

                                                                 October 31,        October 25,        October 26,
                                                                     1998               1997               1996
                                                                     ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $       932,186    $     1,142,023    $       884,306
       Adjustments to reconcile net income
       provided by operating activities:
          Depreciation and amortization                           1,091,634            960,346            750,449
          Deferred income taxes                                     332,759             (5,900)          (241,315)
          (Gain)/Loss on disposal of assets                           4,660             21,089              3,088
          Accretion of interest on investments                      (23,614)           (45,269)           (31,659)
                                                                 ----------         ----------         ----------
                                                                  2,337,625          2,072,289          1,364,869
                                                                  ---------          ---------          ---------
       Change in operating accounts:
          Accounts receivable                                      (121,712)          (336,405)           (14,264)
          Inventories                                              (132,529)          (144,550)           (86,719)
          Other assets                                              (26,447)           (74,958)          (122,381)
          Accounts payable                                          (12,535)            17,926            109,090
          Accrued expenses                                         (283,700)          (189,549)           537,235
          Income taxes                                             (242,375)             8,162            (71,441)
          Other liabilities                                         (24,505)           156,433            428,049
                                                                 ----------          ---------         ----------
                                                                   (843,803)          (562,941)           779,569
                                                                  ---------          ---------         ----------
Net cash provided by operating activities:                        1,493,822          1,509,348          2,144,438
                                                                  ---------          ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (2,014,132)        (1,027,780)        (1,321,331)
    Purchase of investments                                          --             (1,540,015)          (566,664)
    Patents and trademarks                                          (32,347)            (4,433)            --
    Proceeds from sale of equipment                                  10,054              1,441             --
    Proceeds from sale of investments                             1,586,735            600,000            700,000
                                                                  ---------         ----------         ----------
Net cash used in investing activities                              (449,690)        (1,970,787)        (1,187,995)
                                                                  ---------          ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Principal payment of debt                                          --                --              (271,669)
    Preferred stock dividends                                       (74,646)           (74,646)           (74,645)
    Proceeds from issuance of common stock                            9,250              4,500               --
                                                                 -----------        -----------        ----------
Net cash used by financing activities                               (65,396)           (70,146)          (346,314)
                                                                 -----------        ----------         ----------

Net increase(decrease) in cash and cash
equivalents                                                         978,736           (531,585)           610,129

CASH AND CASH EQUIVALENTS:
    - Beginning of period                                           755,525          1,287,110            676,981
                                                                 ----------          ---------         ----------
    - End of period                                         $     1,734,261    $       755,525    $     1,287,110
                                                                  =========         ==========          =========

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


 2.  INVENTORIES

        Inventories are comprised of:

                                                            1998                 1997
                                                       --------------      -------------

Raw material                                             $  720,084           $  620,567
Work and tooling in progress                                791,805            1,016,845
Finished goods                                              751,255              493,203
                                                         ----------           ----------
     Total                                               $2,263,144           $2,130,615
                                                         ==========           ==========

     Tooling in progress includes costs accumulated under short-term contracts to produce tooling for certain of the Company's customers of $598,193 and $865,700 in 1998 and 1997 respectively.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.PROPERTY AND EQUIPMENT, NET

        Property and Equipment, net, is comprised of:

                                                                    1998                  1997
                                                              --------------             --------

Production machinery and equipment                                 $6,328,351           $4,946,390
Office furniture and equipment                                      2,502,438            2,321,844
Laboratory and machine shop equipment                               1,586,801            1,428,516
Leasehold improvements                                                894,816              812,120
                                                               --------------           ----------
     Total property and equipment                                  11,312,406            9,508,870
Less accumulated depreciation                                      (6,904,002)          (6,014,535)
                                                                    ---------            ---------
     Property and equipment, net                                   $4,408,404           $3,494,335
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


6.STOCKHOLDERS' EQUITY

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

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


 7.  INCOME TAXES

        The Company and its subsidiary file a consolidated federal income tax return and separate state income tax returns. The provision for income taxes consisted of the following:

                                            1998                  1997                 1996
                                       ----------------       -------------        --------

Federal:
     Current                                   $195,218            $620,131             $678,938
     Deferred                                   292,675              (6,100)            (222,600)
                                               --------           ---------              -------
                                                487,893             614,031              456,338
                                                -------             -------              -------
State:
     Current                                     47,976              43,189               68,791
     Deferred                                    40,084                 200              (18,500)
                                               --------          ----------              -------
                                                 88,060              43,389               50,291
                                               --------            --------             --------
                                               $575,953            $657,420             $506,629
                                                =======             =======              =======

        The components of the deferred tax asset and liability for 1998 and 1997 were as follows:

                                                                            1998              1997
                                                                            ----              ----
Deferred tax assets:
     Accrued vacation and retirement programs                       $       43,818    $       83,600
     Non-deductible reserves                                               261,882           490,600
                                                                           -------           -------
        Total deferred tax assets                                          305,700           574,200
                                                                           -------           -------

Deferred tax liabilities:
     Property and equipment                                               (368,000)         (303,700)
                                                                           -------           -------
        Total deferred tax liabilities                                    (368,000)         (303,700)
                                                                           -------           -------

        Net deferred tax asset (liability)                          $      (62,300)   $      270,500
                                                                            =======          =======

          Reconciliation of the provisions for income taxes at the U.S. federal statutory rate to the effective tax expense were as follows:

                                                   1998               1997              1996
                                                ------------       ------------      -------

U.S. statutory income tax                           $512,767           $611,811     $472,918
State taxes, net of federal
  income tax benefit                                  58,736             28,637       33,711
Other, net                                             4,450             16,972           --
                                                   ---------           --------       ------

                                                    $575,953           $657,420     $506,629
                                                     =======            =======      =======

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

        The following table sets forth the computation of basic and diluted earnings per share:

                                                                          For the Years Ended
                                                         -------------------------------------------------------

                                                           October 31,         October 25,        October 26,
                                                              1998                1997               1996
                                                         ----------------    ----------------   ----------------
Numerator:
Numerator for basic earnings per share:
 Income applicable to common
 shareholders                                               $   857,540         $ 1,067,377        $   809,661
Effect of dilutive securities:
   Preferred Stock Dividends                                     74,646              74,646             74,646
                                                           ------------        ------------       ------------
Numerator for diluted earnings per share
   Income applicable to common shareholders after
   assumed conversion                                       $   932,186         $ 1,142,023        $   884,306
                                                             ----------          ----------         ----------

Denominator:
Denominator for basic earnings per share:
   Weighted average shares outstanding
   during the period                                         12,660,294          12,633,764         12,610,011
Effect of dilutive securities:
   Employee Stock Options                                        32,160              48,607             91,887
   Assumed Conversion of Preferred Stock                      3,732,320           3,732,320          3,732,320
                                                            -----------         -----------        -----------
Denominator for diluted earnings per
share                                                        16,424,774          16,414,691         16,434,218
                                                             ----------          ----------         ----------

Earnings per Share:
         Basic                                           $          .07      $          .08     $          .06
                                                                    ===                 ===                ===

         Diluted                                         $          .06      $          .07     $          .05
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


BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  11.  STOCK OPTIONS

          In May 1992, the Company adopted its key employee incentive stock option plan. Activity in the Company's incentive stock option plan was as follows:

                                                           1998           1997          1996
                                                         ---------      ---------     ------

Options outstanding, beginning of year                       70,000        180,000       180,000
Options granted                                               -             -              -


Options exercised                                           (45,000)       (30,000)         -
Options expired                                             (25,000)       (80,000)         -
                                                        -----------    -----------   -----------
Options outstanding, end of year                              -             70,000       180,000
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  13.  (Continued)

          Three customers each had sales exceeding 10% of the Company revenues:

                          1998                  1997                  1996
                          ----                  ----                  ----

Customer A            $3,727,630            $3,819,124            $3,845,926
Customer B             2,977,928             3,506,208             2,378,921
Customer C             2,411,813             2,367,381             2,511,570

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


           None.

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant

      Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for April 7, 1999.

Executive Officers of the Registrant

     Name, Age and Position:               Business Experience During Past Five Years:

     William Ewing III                     Chairman of the Board since July 1996.  Responsible for the formation of
     Chairman of the Board                 overall corporate policy and planning.  Member of Board of Directors
     of Directors                          since 1985.  Previously Vice President and Treasurer of Reeves
        Age 52                             Industries, Inc., 1995-1997, and Managing Director of Chemical Bank,
                                           1992-1994.

     Ronald D. Stouffer                    President since March 1994.  Responsible for execution of the Company's
     President                             policies and for the Company's operations.  Executive Vice President
     Chief Executive Officer               responsible for engineering and manufacturing from 1982 to 1994.  Member
        Age 67                             of Board of Directors since 1978.  Joined the Company in 1967.

     Eric W. Koehler                       Appointed Executive Vice President and member of Board of Directors
     Executive Vice President              December 17, 1997, in charge of marketing, sales, and engineering
        Age 36                             functions.  Previously Vice President, Marketing, since March 1994, responsible for marketing and sales functions.  Director of Marketing,
                                           1990-1994.  Joined the Company in 1989.

     Melvyn J. L. Clough                   Vice President, Operations, since joining the Company in November 1995.
     Vice President,                       Responsible for manufacturing operations including industrial engineering
     Operations                            and tooling.  Previously Engineering Manager for  A. Raymond, Inc.,
        Age 51                             1992-1995.

     Richard W. Hess                       Vice President, Automotive Products Engineering, since April 1998.
     Vice President,                       Responsible for the Company's engineering of automotive products.
     Engineering                           Previously Vice President, Engineering, since joining the Company in 1992.
        Age 55



 Executive Officers of the Registrant (continued)

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

     David A. Quinn                        Vice President, Finance, and Treasurer since joining the Company in
     Vice President,                       October 1993.  Responsible for treasury, accounting and financial
     Finance, and Treasurer                planning functions.  Previously CFO for Bruning Paint Company, 1991-1993.
        Age 62

     Dharapuram N. Srinath                 Vice President, Advanced Engineering, since April 1998.  Responsible for
     Vice President,                       the development of new products, other than automotive, and research and
     Advanced Engineering                  development.  Previously Vice President, Quality Assurance, from March
        Age 47                             1995, and Director of Quality Assurance and Product Reliability,
                                           1992-1995.  Joined the Company in 1978.

     Arlene M. Hardy                       Corporate Controller since 1990.  Responsible for accounting functions.
     Corporate Controller                  Joined the Company in 1986.
        Age 51

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

Item 11.      EXECUTIVE COMPENSATION

     Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for April 7, 1999.

Item 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for April 7, 1999.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information is included in the Proxy Statement for the Annual Meeting of Stockholders scheduled for April 7, 1999.






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

                                                      BOWLES FLUIDICS CORPORATION

                                                      BY:

                                                      Chairman of
                                                     the Board and
-------------------------------                         Director                ----------------------------------
William Ewing III                                                                              Date

                                                     President and
-------------------------------                         Director                ----------------------------------
Ronald D. Stouffer                                                                             Date
                                                       Executive
                                                   Vice President and
-------------------------------                         Director                ----------------------------------
Eric W. Koehler                                                                                Date

                                                     Vice President
-------------------------------                         Finance                 ----------------------------------
David A. Quinn                                                                                 Date


-------------------------------                   Corporate Controller          ----------------------------------
Arlene M. Hardy                                                                                Date


-------------------------------                         Director                ----------------------------------
David C. Dressler                                                                              Date


-------------------------------                         Director                ----------------------------------
Frederic Ewing II                                                                              Date


-------------------------------                         Director                ----------------------------------
Jim Parkinson                                                                                  Date


-------------------------------                         Director                ----------------------------------
Neil T. Ruddock                                                                                Date
