Form 10-Q
period 1999-01-30
BOWLES FLUIDICS CORP
filed 1999-03-15
CIK 13585

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For Quarter Ended January 30, 1999 Commission File Number 2-37706

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

                             Yes   X                      No
                                 -----                       -----

Indicate the number of shares outstanding of each issuer's classes of common stock, as of January 30, 1999.

                   Class                Outstanding at January 30, 1999
            ------------------          -------------------------------
            Common Stock, $.10                12,685,011 shares

   INDEX

   BOWLES FLUIDICS CORPORATION
   FOR THE THREE MONTHS ENDED JANUARY 30, 1999


                                                                                 Page
   PART I.   Financial Information                                              Number
                                                                                ------

   Item 1.   Financial Statements

             Consolidated Statements of Income
               For the three months ended January 30, 1999
               and January 24, 1998  ...........................................  3

             Consolidated Balance Sheets
               January 30, 1999 and October 31, 1998............................  4

             Consolidated Statements of Cash Flows
               For the three months ended January 30, 1999
               and January 24, 1998  ...........................................  5

             Notes to Consolidated Financial Statements  .......................  6

   Item 2.   Management's Discussion and Analysis
                of Financial Condition and Results
                of Operations  .................................................  8

  PART II.   Other Information

   Item 6.   Exhibits and Reports on Form 8-K................................... 10
             Exhibit 20 ........................................................ 11

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)



                                                            For the Three Months Ended
                                                          ------------------------------
                                                           January 30,       January 24,
                                                                1999              1998
                                                          -----------       -----------
Product sales                                             $ 4,722,161       $ 4,334,677
Technical services sales                                      568,264           468,994
                                                           ----------        ----------

Net sales                                                   5,290,425         4,803,671

    Cost of sales                                           3,972,806         3,295,386
                                                            ---------         ---------

Gross profit                                                1,317,619         1,508,285

    Selling, general and
        administrative expenses                               730,764           620,748
    Research and development costs                            314,763           180,966
                                                           ----------        ----------

Operating income                                              272,092           706,571

    Interest income                                            20,842            28,101
    Other income (expense), net                                (5,198)            4,398
                                                            ----------      -----------

Income before taxes                                           287,736           739,070

    Provision for income taxes                                117,200           271,218
                                                           ----------        ----------

Net income                                                    170,536           467,852

    Preferred stock dividends accrued                         (18,662)          (18,662)
                                                          -----------        ----------

Income applicable to
    common shareholders                                   $   151,874       $   449,190
                                                           ==========        ==========

Basic earnings per share                                        $ .01             $ .04
                                                                 ====              ====


Diluted earnings per share                                      $ .01             $ .03
                                                                 ====              ====

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED BALANCE SHEETS

                                                           (Unaudited)        (Audited)
                                                           January 30,       October 31,
                                                              1999              1998
                                                          -----------       -----------
ASSETS
Current
    Cash and cash equivalents                             $ 1,124,646       $ 1,734,261
    Accounts receivable                                     3,063,545         3,233,775
    Income taxes receivable                                    89,244           194,213
    Inventories                                             2,220,727         2,263,144
    Other current assets                                      505,253           399,781
                                                        -------------      ------------
        Total current assets                                7,003,415         7,825,174
                                                        -------------      ------------
Property and equipment, net                                 4,758,697         4,408,404
Other assets                                                  142,367           121,743
                                                        -------------      ------------
Total assets                                              $11,904,479       $12,355,321
                                                        =============      ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current
    Accounts payable - trade                            $     934,894       $ 1,109,902
    Accrued expenses                                          904,522         1,326,107
                                                        -------------      ------------
        Total current liabilities                           1,839,416         2,436,009
Other liabilities                                             534,970           541,093
                                                        -------------      ------------
Total liabilities                                           2,374,386         2,977,102
                                                        -------------      ------------

Commitments and contingencies

Stockholders' Equity
    8% Convertible preferred stock                            933,080           933,080
    Common stock                                            1,268,501         1,268,501
    Additional paid-in capital                              2,732,833         2,732,833
    Retained earnings                                       4,595,679         4,443,805
                                                        -------------      ------------
        Total stockholders' equity                          9,530,093         9,378,219
                                                        -------------      ------------
Total liabilities and stockholders' equity                $11,904,479       $12,355,321
                                                        =============      ============

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                            For the Three Months Ended
                                                          -------------------------------
                                                           January 30,       January 24,
                                                                1999              1998
                                                          -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                           $    170,536      $    467,852
        Adjustments to reconcile net income
        provided by operating activities:
           Depreciation and amortization                      299,998           255,599
           Loss on disposition of assets                            -               976
           Accretion of interest on investments                     -            (3,291)
                                                          -----------       -----------
                                                              470,534           721,136
                                                          -----------       -----------
 Change in operating accounts:
           Accounts receivable                                170,230            87,812
           Income taxes receivable                            104,969                 -
           Inventories                                         42,417          (620,455)
           Other assets                                      (110,039)           82,579
           Accounts payable                                  (175,008)         (216,309)
           Accrued expenses                                  (365,601)         (385,363)
           Income taxes payable                                     -           226,677
           Other liabilities                                   (6,123)           (6,127)
                                                          -----------       -----------
               Change in operating accounts                  (339,155)         (831,186)
                                                          -----------       -----------
Net cash provided by (used in) operating activities           131,379          (110,050)
                                                          -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                     (648,124)         (592,147)
    Patent costs                                              (18,224)                -
                                                          -----------       -----------
Net cash used in investing activities                        (666,348)         (592,147)
                                                          -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of investments                               -         1,090,821
    Preferred stock dividend                                  (74,646)          (74,646)
                                                          -----------       -----------
Net cash (used in) provided by financing activities           (74,646)        1,016,175
                                                          -----------       -----------

Net increase (decrease) in cash and cash
equivalents                                                  (609,615)          313,978

CASH AND CASH EQUIVALENTS
    - Beginning of period                                   1,734,261           755,525
                                                          -----------       -----------
    - End of period                                       $ 1,124,646       $ 1,069,503
                                                          ===========       ===========

The accompanying notes are an integral part of these financial statements.

BOWLES FLUIDICS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL
   In the opinion of the Company, the accompanying unaudited financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position as of January 30, 1999, and the results of operations and cash flows for three months ended January 30, 1999, and January 24, 1998.

   While the Company believes that the disclosures presented are adequate, it is suggested that these financial statements be read in conjunction with the financial statements and the notes included in the Company's latest annual report on Form 10-K.

NOTE 2 - INVENTORIES

Inventories are comprised of:

                                                   January 30,       October 31,
                                                      1999              1998
                                                 ------------      ------------
        Raw material                             $    717,941      $    720,084
        Work in progress                              237,743           193,612
        Tooling in progress                           391,427           598,193
        Finished goods                                873,616           751,255
                                                  -----------       -----------
              Total                               $ 2,220,727       $ 2,263,144
                                                  ===========       ===========


NOTE 3 - PROPERTY AND EQUIPMENT, NET

    Property and equipment, net, is comprised of:

                                                          January 30,       October 31,
                                                             1999              1998
                                                         ------------      ------------
        Production machinery and equipment                $ 6,622,700       $ 6,328,351
        Office furniture and equipment                      2,580,749         2,502,438
        Laboratory and machine shop equipment               1,830,307         1,586,801
        Leasehold improvements                                920,361           894,816
                                                         ------------      ------------
              Total property and equipment                 11,954,117        11,312,406
        Less accumulated depreciation                      (7,195,420)       (6,904,002)
                                                         ------------       -----------
              Net property and equipment                  $ 4,758,697       $ 4,408,404
                                                          ===========       ===========


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

    The following table sets forth the computation of basic and diluted earnings per share:

                                                             For the Three Months Ended
                                                        ----------------------------------
                                                           January 30,       January 24,
                                                                1999              1998
                                                        -------------     -------------
    Numerator:
    Numerator for basic earnings per share:
        Income applicable to common
        shareholders                                    $     151,874     $     449,190
    Effect of dilutive securities:
        Preferred stock dividends                              18,662            18,662
                                                        -------------     -------------
    Numerator for diluted earnings per share:
        Income applicable to common shareholders
        after assumed conversion                        $     170,536     $     467,852
                                                         ============      ============

    Denominator:
    Denominator for basic earnings per share:
        Weighted average shares outstanding
        during the period                                  12,685,011        12,640,011
    Effect of dilutive securities:
        Employee stock options                                      -            53,482
        Assumed conversion of preferred stock               3,732,320         3,732,320
                                                          -----------       -----------
    Denominator for diluted earnings per share             16,417,331        16,425,813
                                                           ----------        ----------

    Earnings per Share:
           Basic                                                $ .01             $ .04
                                                                 ====              ====

           Diluted                                              $ .01             $ .03
                                                                 ====              ====

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION


The following discussion should be read in conjunction with the attached financial statements and notes thereto, and with the Company's audited financial statements and notes thereto for the fiscal year ended October 31, 1998.


RESULTS OF OPERATIONS

First Quarter FY 1999 Compared with First Quarter FY 1998

The Company's sales of $5,290,425 in the first quarter of fiscal year 1999 surpassed the prior year's first quarter sales of $4,803,671 by 10% due to increases in both product and technical services sales. Net income, however, decreased 64% from $467,852 or $.04 of basic earnings per share ($.03 on a fully diluted basis) in the first quarter of FY 1998 to $170,536 or $.01 of basic earnings per share ($.01 also on a fully diluted basis) in the first quarter of FY 1999. The reasons for the decrease were principally higher manufacturing costs and also rising expenses in other areas, all accentuated by the tight labor market at the Company's main location.

The first quarter shipments of light vehicle windshield washer nozzles and defroster outlets of $4,722,161 were 9% above the FY 1998 first quarter sales of $4,334,677. Product sales rose for vehicle production by all of the Big Three car manufacturers and surpassed the overall 5% increase in North American vehicle production for this period.

Technical services sales of $568,294 in the first quarter of FY 1999 increased 21% over the sales of $468,994 in the prior year's first quarter. In addition to the normal volume of tooling for new auto washer nozzles, the FY 1999 first quarter includes the completion of the production tooling for the first vehicle utilizing the Company's new air conditioning outlets. Full production of these outlets is currently scheduled for this summer.

Gross profit in the FY 1999 first quarter was $1,317,619, 13% lower than the profit of $1,508,285 earned in the FY 1998 first quarter. Manufacturing expenses increased significantly as personnel, machine capacity, and space were added to meet higher production requirements, to continue the implementation of cell manufacturing, and to prepare for the start-up of the production of the new air conditioning outlets. The costs of customizing the Company's washer nozzles for particular new vehicles also rose for the first quarter of FY 1999 due to the addition of personnel to improve the design, quality, and manufacturability of washer nozzles.

Selling, general and administrative expenses at $730,764 were 18% higher than last year's first quarter expenses of $620,748 principally due to increases in personnel costs and legal fees, the latter due to the work related to the proposed reverse stock split and redemption of fractional shares.

Research and development costs increased 74% to $314,763 in FY 1999's first quarter from the previous year's first quarter costs of $180,966 as more efforts were focused on the design and development of new products and manufacturing techniques.

Operating income declined 61% from last year's first quarter income of $706,571 to this fiscal year's first quarter income of $272,092.

The provision for income taxes, both federal and states, has been determined based upon an estimate of the total year's pretax income. The increase in the effective tax rate from 37% in the FY 1998 first quarter to 41% in the FY 1999 first quarter was due to higher state taxes.


FINANCIAL CONDITION

The Company's working capital of $5,163,999 at January 30, 1999, decreased $225,166 from the previous year end at October 31, 1998. The current ratio increased from 3.2 to 3.8 during the first quarter as current liabilities decreased at a greater rate than current assets. The principal reason was the decline in accounts payable and accrued expenses as certain year-end liabilities and the preferred stock dividend were paid in the first quarter.

Cash flow during the FY 1999 first quarter was a negative $609,615 principally due to capital expenditures for property and equipment of $648,124. Cash flow from operating activities was a positive $131,379 as adjusted net income provided $470,534, lower than last year's first quarter due to the lower net income, and the changes in operating accounts used $339,155, significantly less than the prior year's first quarter because of the lack of last year's large investment in inventories.

North American vehicle production, which generates most of the Company's sales, increased 3% in the fourth calendar quarter of 1998 versus the same period in 1997. Production for the first calendar quarter of 1999 is forecasted by Ward's Automotive Reports to increase 8% above the prior year's first quarter.

The Company's management believes that the present and planned production capacity should be satisfactory to meet the anticipated demands referred to above, as well as near-term new product deliveries. Cash flow from operations, available cash, and the Company's credit line are expected to provide the funds needed for near-term working capital requirements and capital expenditures.

BOWLES FLUIDICS CORPORATION
PART II.  OTHER INFORMATION

FOR THE THREE MONTHS ENDED JANUARY 30, 1999


Item  6.  Exhibits and Reports on Form 8-K

    Exhibit                    Description

(a) Exhibit 20                 Report furnished to security holders

(b) Reports on Form 8-K        Announcement of action taken by the Board of
                               Directors at its meeting on December 8, 1998, recommending to the Company's shareholders a proposal to amend the Company's Articles of Incorporation to effect a 1,000-for-1 reverse split of its outstanding shares of common stock.
                               Any fractional shares resulting therefrom would be redeemed at the price of $1.25 per share of common stock outstanding immediately prior to the adoption of the proposed amendment and giving effect to the reverse split.